Form 10-K
period 1996-12-31
HEURISTIC DEVELOPMENT GROUP INC
filed 1997-05-12
CIK 1028718

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[ ]     Annual Report under Section 13 or 15(d) of the  Securities  Exchange Act of 1934 (Fee required)

For the fiscal year ended December 31, 1996 This report contains only financial statements in accordance with Rule 15d-2

[ ]     Transition  report under Section 13 or 15(d) of the Securities  Exchange
Act of 1934 (No fee required) For the transition period from to

Commission file number 0- 29044

                        Heuristic Development Group, Inc.
                 (Name of Small Business Issuer in Its Charter)

             Delaware                                   95-4491750
-------------------------------                     -------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

17575Pacific Coast Highway, Pacific Palisades, California          90272
---------------------------------------------------------          -----
        (Address of Principal Executive Offices)                 (Zip Code)

                                 (415) 617-2090
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under to Section 12(b) of the Exchange Act: None

Securities registered under to Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

                                Class A Warrants
                          ----------------------------
                                (Title of Class)

                                Class B Warrants
                          ----------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO __X__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year. $0 State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of May 8, 1996: $5,832,304. State the number of shares outstanding of each of the issuer's common equity as of May 8, 1996: 2,101,326 shares of Common Stock, $.01 par value.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Heuristic Development Group, Inc.
Pacific Palisades, California


     We have audited the accompanying balance sheet of Heuristic Development Group, Inc. (a development stage company) as at December 31, 1996, and the related statements of operations, changes in stockholders' equity (capital deficiency) and cash flows for each of the years in the two-year period then ended and for the period from July 20, 1994 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Heuristic Development Group, Inc. at December 31, 1996 and the results of its operations and cash flows for each of the years in the two-year period then ended and for the period from July 20, 1994 (inception) through December 31, 1996 in conformity with generally accepted accounting principles.


Richard A. Eisner & Company, LLP

New York, New York
April 24, 1997

                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (a development stage company)

                                  BALANCE SHEET

                             AS AT DECEMBER 31, 1996

                                   A S S E T S

Current assets:
   Cash and cash equivalents ...................................    $   533,000
   Prepaid expenses and other current assets ...................         14,000
                                                                    -----------
          Total current assets .................................        547,000

Capitalized software costs .....................................        327,000
Furniture and equipment (net of accumulated
   depreciation) ...............................................        202,000
Organizational costs (net of accumulated amortization) .........         19,000
Deferred registration costs ....................................        198,000
Loan acquisition costs (net of accumulated amortization) .......         95,000
                                                                    -----------
          T O T A L ............................................    $ 1,388,000
                                                                    ===========

                              L I A B I L I T I E S

Current liabilities:
   Accounts payable ............................................    $   129,000
   Accrued expenses ............................................         56,000
   Bridge notes, net of discount ...............................        703,000
   Notes payable - stockholders ................................        390,000
   Interest payable - stockholders .............................         32,000
                                                                    -----------
          Total current liabilities ............................      1,310,000

Notes payable - stockholders ...................................        804,000
Interest payable - stockholders ................................         32,000
                                                                    -----------
          T o t a l ............................................      2,146,000
                                                                    -----------

                              (CAPITAL DEFICIENCY)

Preferred  stock,  $.01 par  value,  authorized
   5,000,000 shares; issued and
   outstanding 600 shares (liquidating
   preference $733,000)
Common stock - $.01 par value, authorized
   20,000,000 shares; issued and outstanding
   281,612 shares...............................................          3,000

Additional paid-in capital .....................................      1,752,000
(Deficit) accumulated during the development stage .............     (2,513,000)
                                                                    -----------
          Total (capital deficiency) ...........................       (758,000)
                                                                    -----------


          T O T A L ............................................    $ 1,388,000
                                                                    ===========

              The accompanying notes to financial statements
                          are an integral part hereof.

                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                                                      July 20,
                                                                       1994
                                              Year Ended            (Inception)
                                              December 31,              to
                                         --------------------       December 31,
                                          1995          1996           1996
                                         ------        ------       ------------
Costs and expenses:
   Research and development:
     Direct expenditures ..........   $   280,000                   $   338,000
     Payments under research
       services agreement .........       117,000                       137,000
                                      -----------                   -----------
          Total research and
            development ...........       397,000                       475,000

   General and administrative .....       466,000    $ 1,086,000      1,711,000
                                      -----------    -----------    -----------
          Total costs and
            expenses ..............       863,000      1,086,000      2,186,000
                                      -----------    -----------    -----------
(Loss) from operations ............      (863,000)    (1,086,000)    (2,186,000)
Interest (expense)  ...............       (18,000)      (322,000)      (340,000)
Interest income ...................         5,000          1,000         13,000
                                      -----------    -----------    -----------
NET (LOSS)  .......................   $  (876,000)   $(1,407,000)   $(2,513,000)
                                      ===========    ===========    ===========
Pro forma net (loss) per share ....   $     (2.36)   $     (3.78)
                                      ===========    ===========
Pro forma weighted average shares
   outstanding ....................       371,956        371,956
                                      ===========    ===========

                 The accompanying notes to financial statements
                          are an integral part hereof.

                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (a development stage company)

       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                                                              Preferred Stock              Common Stock
                                                               Par Value $.01             Par Value $.01
                                                            --------------------       ----------------------
                                                            Shares        Amount         Shares        Amount
                                                            ------       -------       --------       -------
Issuance of common stock for cash
   in August 1994 ...................................                                  212,456        $2,000
Issuance of preferred stock for cash
   in August 1994 ...................................          550       $- 0 -
Issuance of preferred stock in
   connection with obtaining assignment
   rights to developed technology
   in August 1994 ...................................           50
Net (loss) for the period from July 20,
   1994 (inception) to December 31, 1994 ............
                                                            ------      -------       --------       -------
Balance - December 31, 1994 .........................          600        - 0 -        212,456         2,000
Surrender of common stock in
   October 1995 .....................................                                  (17,928)
Exercise of options in December 1995 ................                                   81,947         1,000
Net (loss) for the year ended
   December 31, 1995 ................................
                                                            ------      -------       --------       -------
Balance - December 31, 1995 .........................          600        - 0 -        276,475         3,000
Exercise of options in March 1996 ...................                                   30,733
Issuance of common stock for cash
   in March 1996 ....................................                                    9,218
Surrender of common stock in March 1996 .............                                  (21,770)
Surrender of common stock in June 1996 ..............                                  (15,239)
Exercise of options in August 1996 ..................                                    5,358
Surrender of common stock in August 1996 ............                                   (3,163)
Compensation expense in connection
   with grant of option in August 1996 ..............
Warrants issued in connection with
   Bridge notes .....................................
Net (loss) for the year ended
   December 31, 1996 ................................
                                                            ------      -------       --------       -------
Balance - December 31, 1996 .........................          600       $- 0 -        281,612        $3,000
                                                            ======      =======       ========       =======

                                                                              (Deficit)
                                                                             Accumulated
                                                           Additional       During the
                                                            Paid-in         Development
                                                            Capital            Stage              Total
                                                            ---------          -------            ------
Issuance of common stock for cash
   in August 1994 ...................................       $   68,000                          $    70,000
Issuance of preferred stock for cash
   in August 1994 ...................................          550,000                              550,000
Issuance of preferred stock in
   connection with obtaining assignment
   rights to developed technology
   in August 1994 ...................................           50,000                               50,000
Net (loss) for the period from July 20,
   1994 (inception) to December 31, 1994 ............                         $  (230,000)         (230,000)
                                                           -----------       ------------      ------------
Balance - December 31, 1994 .........................          668,000           (230,000)          440,000
Surrender of common stock in
   October 1995 .....................................
Exercise of options in December 1995 ................          299,000                              300,000
Net (loss) for the year ended
   December 31, 1995 ................................                            (876,000)         (876,000)
                                                           -----------       ------------      ------------
Balance - December 31, 1995 .........................          967,000         (1,106,000)         (136,000)
Exercise of options in March 1996 ...................           10,000                               10,000
Issuance of common stock for cash
   in March 1996 ....................................           37,000                               37,000
Surrender of common stock in March 1996 .............
Surrender of common stock in June 1996 ..............
Exercise of options in August 1996 ..................            2,000                                2,000
Surrender of common stock in August 1996 ............
Compensation expense in connection
   with grant of option in August 1996 ..............          236,000                              236,000
Warrants issued in connection with
   Bridge notes .....................................          500,000                              500,000
Net (loss) for the year ended
   December 31, 1996 ................................                          (1,407,000)       (1,407,000)
                                                           -----------       ------------      ------------
Balance - December 31, 1996 .........................      $1,752,000         $(2,513,000)      $  (758,000)
                                                           ===========       ============      ============

                 The accompanying notes to financial statements
                          are an integral part hereof.

                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                                                                              July 20,
                                                                                               1994
                                                                                            (Inception)
                                                                Year Ended December 31,         to
                                                                -----------------------     December 31,
                                                                  1995            1996         1996
                                                                  ----            ----     ------------
Cash flows from operating activities:
   Net (loss) ............................................   $  (876,000)   $(1,407,000)   $(2,513,000)
   Adjustments to reconcile net (loss)
     to net cash (used in)
     operating activities:
       Depreciation and amortization .....................        25,000         56,000         90,000
       Value of preferred stock charged
         to research and development .....................                                      50,000
       Amortization of loan acquisition costs ............                       65,000         65,000
       Amortization of debt discount .....................                      203,000        203,000
       Fair value of options granted .....................                      236,000        236,000
       Accrued interest on notes payable - stockholders ..        18,000         46,000         64,000
       Changes in operating assets and liabilities:
         Decrease (increase) in prepaid expenses .........         1,000         (9,000)       (15,000)
         (Increase) in other assets ......................                                     (38,000)
         Increase in accounts payable and accrued expenses       111,000         43,000        184,000
                                                             -----------    -----------    -----------
           Net cash (used in) operating activities .......      (721,000)      (767,000)    (1,674,000)
                                                             -----------    -----------    -----------


Cash flows from investing activities:

   Acquisition of fixed assets ...........................      (186,000)       (45,000)      (271,000)

   Capitalized software costs ............................                     (327,000)      (327,000)
                                                             -----------    -----------    -----------
           Net cash (used in) investing activities .......      (186,000)      (372,000)      (598,000)
                                                             -----------    -----------    -----------


Cash flows from financing activities:

   Proceeds from sale of common
       stock and exercise of options .....................       300,000         49,000        419,000

   Proceeds from sale of preferred stock .................                                     550,000

   Proceeds from borrowings - notes payable - stockholder        492,000        702,000      1,194,000

   Proceeds from Bridge notes ............................                    1,000,000      1,000,000

   Deferred registration costs ...........................                     (198,000)      (198,000)

   Loan acquisition costs ................................                     (160,000)      (160,000)
                                                             -----------    -----------    -----------
           Net cash provided by financing activities .....       792,000      1,393,000      2,805,000
                                                             -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH ..........................      (115,000)       254,000        533,000


Cash - beginning of period ...............................       394,000        279,000
                                                             -----------    -----------    -----------

CASH - END OF PERIOD .....................................   $   279,000    $   533,000    $   533,000
                                                             ===========    ===========    ===========
Supplemental disclosures of cash flow information:
   Noncash transactions:
     Preferred stock issued in connection
         with assignment agreement .......................                                 $    50,000
     Warrants issued in connection
         with Bridge notes ...............................                  $   500,000        500,000

                 The accompanying notes to financial statements
                          are an integral part hereof.

                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE A) - The Company and Basis of Presentation:

     Heuristic Development Group, Inc. (the "Company" or "HDG"), formerly EIS International Group, Ltd., is a development stage company. The Company is engaged in the development, marketing and sale of the IntelliFit System, a computerized system which generates personalized exercise prescriptions based on, among other things, an individual's weight, ability, medical history, goals, fitness level and exercise preferences and tracks and records fitness progress. The Company was incorporated in Delaware and commenced operations on July 20, 1994. The Company has not yet generated any revenue.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has incurred substantial losses since inception and such losses are expected to continue during the development stage. As at December 31, 1996, the Company had a working capital and a capital deficiency.

     In February 1997 the Company successfully completed its initial public offering ("IPO") and received net proceeds of $5.2 million. In conjunction with the IPO (i) all of the Series A preferred stock together with accrued dividends of $722,000 through August 31, 1996 were converted into 175,793 shares of common stock and (ii) notes payable -- stockholders together with accrued interest aggregating $1,084,000 were converted into 263,921 shares of common stock.


(NOTE B) - Summary of Significant Accounting Policies:

   [1] Capitalized software costs:

     In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalizes certain costs associated with the development of computer software. Such costs will be amortized over their estimated useful lives, usually three years. Amortization will commence when the Company has revenue.

     Development costs incurred prior to achievement of technological feasibility (December 31, 1995) are expensed.

   [2] Furniture and equipment:

     Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the useful lives of the assets which range from three to seven years.

(continued)

                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE B) - Summary of Significant Accounting Policies:  (continued)

   [3] Income taxes:

     The Company has applied to the accompanying financial statements provisions required by accounting standards which require the use of the liability method of accounting for income taxes.

   [4] Cash equivalents:

     The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

   [5] Pro forma net loss per share of common stock:

     Pro forma net loss per share assumes the conversion of preferred stock and notes payable - stockholders as if such transactions had occurred on January 1, 1996. The stockholders have agreed to place 349,370 shares in escrow and, accordingly, such shares have been excluded from the computation.

   [6] Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

   [7] Stock based compensation:

     During 1996, the Company implemented Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans (see Note E[2]).

(continued)

                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE B) - Summary of Significant Accounting Policies:  (continued)

   [8] Organizational costs:

     Organizational costs incurred by the Company are being amortized over five years.

   [9] Fair value of financial instruments:

     The carrying value of cash and cash equivalents, accounts payable and notes payable approximates fair value because of the short-term maturity of those instruments. For other debt instruments, the carrying value approximates the fair value based on stated interest rates.

(NOTE C) - Furniture and Equipment:

       Furniture and equipment are summarized as follows:

     Assembled units ............................................  $107,000
     Components .................................................    29,000
     Furniture and fixtures .....................................    29,000
     Office equipment ...........................................    88,000
     Leasehold improvements .....................................    18,000
                                                                   --------

                                                                    271,000

     Less accumulated depreciation ..............................    69,000
                                                                   --------
               B a l a n c e ....................................  $202,000
                                                                   ========

(NOTE D) - Notes Payable - Stockholders:

     During the years ended December 31, 1995 and December 31, 1996 the Company borrowed approximately $550,000 and $1,194,000, respectively, from certain stockholders. These notes bear an interest rate of 10%.

     Approximately $250,000 of the notes and accrued interest of approximately $26,000 were due in June 1996. Subsequent to June 1996, the due date was extended to June 1997. (See Note A with respect to conversion of notes payable.)

(continued)

                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE D) - Notes Payable - Stockholders:  (continued)

   Future principal payments on long-term debt are as follows:



      1997 ..............................................  $  250,000
      2000 ..............................................     242,000
      2001 ..............................................     702,000
                                                           ----------
                                                           $1,194,000
                                                           ==========

     The interest on these notes is payable on the due dates of the notes.

     Upon effectiveness of the IPO, the unconverted notes payable and related interest were repaid.

     Bridge financing:

     In December 1996, the Company issued $1,000,000 of 10% Bridge notes due the earlier of December 2, 1997 or the completion of the IPO. In connection with the sale of the notes, the Company issued warrants for the purchase of 500,000 shares of common stock commencing December 2, 1998. Upon completion of the public offering in February 1997, the warrants were converted into Class A Warrants containing the same terms as the warrants included in such public offering. The warrants have been valued at $500,000 by application of the Black-Scholes model and accounted for as debt discount which was amortized over the period ending with repayment of the notes from the IPO proceeds. The effective interest rate on the notes is 304% based on original due date of the notes. Subsequent to the balance sheet date upon completion of the public offering in February 1997, the Bridge notes were paid in full.


(NOTE E) - Stockholders' Equity (Capital Deficiency):

   [1] Preferred stock:

     In August 1994, the Company authorized and issued 600 shares of its $.01 par value Series A preferred stock (the "Series A Preferred"). The authorized capital for the preferred stock was increased to 5,000,000 shares with a par value of $.01 per share. The holders of the Series A Preferred are entitled to
(i) vote on all matters on which the common stock can vote and have twenty percent of the total voting power, (ii) receive cumulative annual dividends equal

(continued)

                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE E) - Stockholders' Equity (Capital Deficiency):  (continued)

   [1] Preferred stock: (continued)

to $100 per share and (iii) liquidation preference of $1,000 per share plus any dividends accrued and unpaid. The Series A Preferred is redeemable at the option of the Company at a price of $1,000 per share plus accrued and unpaid dividends. (See Note A with respect to conversion of preferred stock upon effectiveness of public offering.)

   [2] Stock option plans:

     The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under the APB 25, where the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

     Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Such information has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The effect of applying SFAS No. 123 on 1995 and 1996 pro forma net income is not necessarily representative of the effects on reported net income for future years due to, among other things: (1) the vesting period of the stock options and the (2) fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss in 1995 and 1996 would have been approximately $948,000 and $1,413,000, or $2.55 per share and $3.80 per share, respectively. The weighted average fair value of the options granted during 1995 and 1996 are estimated as $1.99 and $1.19, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield in both of the years 0%, expected volatility of 30% for 1995 and 1996, risk-free interest rate of 6.00% for 1995 and 1996 and estimated life of 3 years in 1995 and 1996.

(continued)

                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE E) - Stockholders' Equity (Capital Deficiency):  (continued)

   [2] Stock option plans: (continued)

     The Company's 1996 Stock Option Plan (the "Plan") adopted in October 1996, provides for issuance of 250,000 shares of the Company's common stock. In October 1996, options to purchase 200,000 shares of common stock at $5.00 per share were granted to officers/stockholders exercisable in four equal annual installments commencing one year from the date of grant. The Plan provides for grant of options to employees, officers, directors and consultants of the Company. Options may be either "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended or nonqualified options. The Plan expires in October 2006. Incentive options granted under the Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of the grant, except that the term of an incentive option granted under the Plan to a stockholder owning more than 10% of the outstanding voting power may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant.

     Additional information with respect to stock option activity is summarized as follows:

                                            Weighted
                                            Average
                               Shares        Price       Expiration Date
                               ------        -----       ---------------
Granted - year ended
   December 31, 1994 ......   115,359        $2.70       December 1995 -
                                                         August 1996
Granted - year ended
   December 31, 1995 ......     2,679        $ .33       August 1997 -
                                                         August 1999
Exercised - year ended
   December 31, 1995 ......   (81,947)       $3.67
                              -------
Balance at
   December 31, 1995 ......    36,091        $ .33       May 1996 -
                                                         August 1999
Granted - August 1996. ....    78,674        $ .50       August 2006
Granted - October 1996 ....   200,000        $5.00       October 1997 -
                                                         October 2000
Exercised - year ended
   December 31, 1996 . ....   (36,091)       $ .33
                              -------
Balance at
   December 31, 1996 ......   278,674        $3.73       October 1997 -
                              =======                    August 2001


(continued)

                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE E) - Stockholders' Equity (Capital Deficiency):  (continued)

   [2] Stock option plans: (continued)


     The following table summarizes information about stock options outstanding at December 31, 1996:


                                              Options Outstanding
                           ----------------------------------------------------
                                                   Weighted            Weighted
     Range of                                       Average             Average
     Exercise                Number                Remaining           Exercise
      Prices               Outstanding               Life                Price
     --------              -----------             ---------           --------
      $0.50                   78,674                   3                 $0.50
      $5.00                  200,000                   3                 $5.00


     In August 1996 the Company issued to two officers/stockholders options to purchase 78,674 shares of its common stock at $.50 per share. The Company has reflected compensation expense of $236,000 in connection with the issuance of such options. In connection with the public offering, these options are subject to escrow provisions as a condition of the offering (Note F).

   [3] Reorganization:

     In October 1996, the Board of Directors and stockholders approved a 1,339.4362 to 1 stock split which has been given retroactive effect in the accompanying financial statements. All references to shares and per share amounts in the notes to financial statements have been adjusted to reflect the stock split.

   [4] Escrow shares/Options:

     In connection with the public offering, the underwriter had required, as a condition of the offering, that an aggregate of 349,370 shares of the Company's common stock and outstanding options to purchase 50,630 shares be placed in escrow until certain pretax income levels or market value targets are met. The escrow shares and escrow options will be released from escrow upon the Company meeting a minimum pretax income as defined, ranging from $3.3 million to $5.7 million for the years ending December 31, 1998 to December 31, 2000 or if the bid price of the Company's common stock averages in excess of $12.50 per share for 30 consecutive business days during the first period ended August 11, 1998 and $16.75 per share during the period ended February 11, 2001. If the conditions are not met by March 31, 2001, all shares remaining in escrow will be returned to the Company as treasury shares for cancellation. There will be a nondeductible charge to earnings for the fair value of these shares and options upon their release.

(continued)

                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE F) - Commitments and Other Matters:

     Research Services Agreement:

     In August 1994, the Company entered into a retainer agreement with Transpac Software, Inc. ("Transpac") a stockholder and a noteholder. The agreement provides for Transpac to assist the Company in updating and improving the source programs and in designing, developing and implementing such improved source programs for use in the EIS Expert Instructor System. The agreement provides for the payment of $120,000. Accordingly, the Company paid Transpac $20,000 during the year ended December 31, 1994 and $100,000 during the year ended December 31, 1995.

     In addition, the agreement provides for future software development services upon the Company's request in designated scheduled projects through December 31, 1998. During the years ended December 31, 1995 and December 31, 1996, the Company paid Transpac approximately $10,000 and $244,000, respectively, for additional services.

     Employment agreements:

     The Company has three-year employment agreements with two officers providing for aggregate annual base salaries of $300,000 commencing December 1, 1996. The agreements provide for bonuses at the discretion of the Board of Directors and severance salary.


(NOTE G)- Income Taxes:

     At December 31, 1995 and December 31, 1996, the Company had available net operating loss carryforwards to reduce future taxable income of approximately $456,000 and $1,521,000, respectively. The net operating loss carryforwards expire in various amounts through 2011. The Company's ability to utilize its net operating loss carryforwards is subject to annual limitations as required under
Section 382 of the Internal Revenue Code pursuant to ownership change arising from the IPO and conversion of preferred stock and notes payable into common stock.

     At December 31, 1995 and December 31, 1996, the Company has a deferred tax asset of approximately $400,000 and $963,000, respectively, representing the benefits of its net operating loss carryforwards and deferred taxes resulting from capitalized start-up costs, cash basis tax reporting and compensation expense in connection with the grant of options. The Company has provided a 100% valuation allowance for such asset since the likelihood of realization cannot be determined.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HEURISTIC DEVELOPMENT GROUP, INC.


Date: May 9 , 1997                         By: /s/ Steven R. Gumins
                                               --------------------------------
                                               Steven R. Gumins, Chief Executive
                                               Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jonathan W. Seybold
-----------------------------------   Chairman                       May 9, 1997
Jonathan W. Seybold


/s/ Steven R. Gumins
-----------------------------------   Chief Executive Officer and    May 9, 1997
Steven R. Gumins                      Director (Principal Executive
                                      Officer)


/s/ Theodore Lanes
-----------------------------------   Chief Financial Officer        May 9, 1997
Theodore Lanes                        (Principal Financial and
                                      Accounting Officer

/s/ Deborah E. Griffin
-----------------------------------   Chief Operating Officer        May 9, 1997
Deborah E. Griffin                    and Director

/s/ Gregory L. Zink
-----------------------------------   President and Director         May 9, 1997
Gregory L. Zink

/s/ William Blase                     Director                       May 9, 1997
-----------------------------------
William Blase

/s/ Kenneth W. Krugler                Director                       May 9, 199
-----------------------------------
Kenneth W. Krugler

/s/ M. Caroline Martin                Director                       May 9, 1997
-----------------------------------
M. Caroline Martin

/s/ Allen Dalfen                      Director                       May 9, 1997
-----------------------------------
Allen Dalfen