Form 10QSB
period 1997-03-31
HEURISTIC DEVELOPMENT GROUP INC
filed 1997-05-20
CIK 1028718

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1997

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______  to ______

Commission file number 0-29044

                        Heuristic Development Group, Inc.
                 (Name of Small Business Issuer in Its Charter)

             Delaware                                   95-4491750
-------------------------------                     -------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

17575 Pacific Coast Highway, Pacific Palisades, California         90272
----------------------------------------------------------       ----------
        (Address of Principal Executive Offices)                 (Zip Code)

                                 (310) 230-3394
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES  X     NO
                                                              ---       ---

State the number of shares outstanding of each of the issuer's common equity as of May 20, 1997: 2,101,326 shares of Common Stock, $.01 par value.

                                     INDEX
                                                                            Page
                                                                            ----
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Condensed Balance Sheet -
       March 31, 1997 .................................................     3

     Condensed Statements of
       Operations - Three Months ended
       March 31, 1996 and 1997 and period from
       inception (July 20, 1994)
       to March 31, 1997 ..............................................     4

     Condensed Statements of Cash
       Flows - Three months ended March 31, 1996
       and 1997 and period from inception (July 20, 1994)
       to March 31, 1997 ..............................................     5

     Notes to Financial Statements - March 31, 1997 ...................     6

Item 2.  Management's Discussion and Analysis
           or Plan of Operations ......................................     8

Part II. OTHER INFORMATION

Item 5.  Other Information ............................................    10

Item 6.  Exhibits and Reports on Form 8-K .............................    10

SIGNATURES ............................................................    11

                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (a development stage company)

                             CONDENSED BALANCE SHEET

                              AS AT MARCH 31, 1997

                                   A S S E T S

Current assets:
   Cash and cash equivalents .............................   $ 4,662,000
   Prepaid expenses and other current assets .............        35,000
                                                             -----------

          Total current assets ...........................     4,697,000

Capitalized software costs ...............................       391,000
Furniture and equipment (net of accumulated
   depreciation) .........................................       242,000
Organizational costs (net of accumulated amortization) ...        17,000
                                                             -----------
          T O T A L ......................................   $ 5,347,000
                                                             ===========

                              L I A B I L I T I E S

Current liabilities:
   Accounts payable ......................................   $    91,000
   Accrued expenses ......................................        73,000
   Other current liabilities .............................         4,000
                                                             -----------
          Total current liabilities ......................       168,000
                                                             -----------

                              STOCKHOLDERS' EQUITY

Preferred stock - $.01 par value,
   authorized 5,000,000 shares;
   issued and outstanding none
Common stock - $.01 par value, authorized
   20,000,000 shares; issued and
   outstanding 2,101,326 shares (includes
   349,370 shares held in
   escrow) ...............................................        21,000
Additional paid-in capital ...............................     8,440,000
(Deficit) accumulated during
    the development stage ................................    (3,282,000)
                                                             -----------
          Total stockholders' equity .....................     5,179,000
                                                             -----------
          T O T A L ......................................   $ 5,347,000
                                                             ===========

                  See notes to condensed financial statements.

                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                      July 20,
                                                                       1994
                                            Three Months Ended      (Inception)
                                                 March 31,              to
                                         ----------------------      March 31,
                                          1996            1997          1997
                                         -----           ------        -----
Costs and expenses:
   Research and development:
     Direct expenditures ..........                                 $   338,000
     Payments under research
       services agreement .........                                     137,000
                                                                    -----------
          Total research and
            development ...........                                     475,000
   General and administrative .....   $   269,000    $   265,000      1,976,000
                                      -----------    -----------    -----------
          Total costs and
            expenses ..............       269,000        265,000      2,451,000
                                      -----------    -----------    -----------
(Loss) from operations ............      (269,000)      (265,000)    (2,451,000)

Interest (expense) ................       (17,000)      (406,000)      (746,000)

Interest income ...................                       23,000         36,000
                                      -----------    -----------    -----------
NET (LOSS) ........................   $  (286,000)   $  (648,000)   $(3,161,000)
                                      ===========    ===========    ===========

Pro forma net (loss) per share ....   $      (.74)
                                      ===========
Net (loss) per share ..............                  $      (.61)
                                                     ===========
Pro forma weighted average shares
   outstanding ....................       385,090
                                      ===========
Weighted average shares
   outstanding ....................                    1,064,488
                                                     ===========

                  See notes to condensed financial statements.

                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                                      July 20,
                                                                                                                        1994
                                                                                        Three Months Ended          (Inception)
                                                                                             March 31,                   to
                                                                                      ----------------------           March 31,
                                                                                       1996            1997              1997
                                                                                      ------          ------            -----

     Cash flows from operating activities:
        Net (loss) ................................................................   $  (286,000)   $  (648,000)   $(3,161,000)
        Adjustments to reconcile net (loss) to net cash (used in)
          operating activities:
            Depreciation and amortization .........................................        13,000         15,000        105,000
            Value of preferred stock charged to research and development ..........                                      50,000
            Amortization of loan acquisition costs ................................                       95,000        160,000
            Amortization of debt discount .........................................                      297,000        500,000
            Fair value of options granted .........................................                                     236,000
            Accrued interest on notes payable - stockholders ......................        17,000                        64,000
            Changes in operating assets and liabilities:
              (Increase) in prepaid expenses and other current assets .............        (6,000)       (21,000)       (36,000)
              (Increase) in other assets ..........................................                                     (38,000)
              Net (decrease) increase in accounts payable and accrued expenses ....       (78,000)       (21,000)       163,000
                                                                                      -----------    -----------    -----------
                Net cash (used in) operating activities ...........................      (340,000)      (283,000)    (1,957,000)
                                                                                      -----------    -----------    -----------

     Cash flows from investing activities:

        Acquisition of fixed assets ...............................................       (41,000)       (53,000)      (324,000)

        Capitalized software costs ................................................                      (64,000)      (391,000)
                                                                                      -----------    -----------    -----------

                Net cash (used in) investing activities ...........................       (41,000)      (117,000)      (715,000)
                                                                                      -----------    -----------    -----------

     Cash flows from financing activities:

        Proceeds from sale of common stock and exercise of options ................        10,000      6,900,000      7,319,000

        Proceeds from sale of preferred stock .....................................                                     550,000

        Proceeds from borrowings - notes payable - stockholders ...................       194,000                     1,194,000

        Proceeds from Bridge notes ................................................                                   1,000,000

        Repayment of Bridge notes .................................................                   (1,000,000)    (1,000,000)

        Initial public offering expenses ..........................................                   (1,201,000)    (1,399,000)

        Repayment of notes payable - stockholders .................................                     (170,000)      (170,000)

        Loan acquisition costs ....................................................                                    (160,000)
                                                                                      -----------    -----------    -----------
                Net cash provided by financing activities .........................       204,000      4,529,000      7,334,000
                                                                                      -----------    -----------    -----------

     NET INCREASE (DECREASE) IN CASH ..............................................      (177,000)     4,129,000      4,662,000

     Cash - beginning of period ...................................................       279,000        533,000
                                                                                      -----------    -----------    -----------

     CASH - END OF PERIOD .........................................................   $   102,000    $ 4,662,000    $ 4,662,000
                                                                                      ===========    ===========    ===========

     Supplemental and noncash disclosures:
        Preferred stock issued in connection with assignment agreement ............                                 $    50,000
        Warrants issued in connection with Bridge notes ...........................                                     500,000
        Common stock issued for repayment of long-term debt and interest ..........                  $ 1,084,000      1,084,000
        Common stock issued for preferred stock and accrued dividends .............                      122,000        122,000
        Initial public offering expenses charged to additional paid-in capital ....                      198,000
        Interest paid .............................................................                       14,000         14,000

                  See notes to condensed financial statements.

                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE A) - Basis of Presentation:

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company annual report on Form 10-KSB for the year ended December 31, 1996.

(NOTE B) - The Company:

     Heuristic Development Group (the "Company") is a development stage company incorporated in Delaware in July 1994. The Company is engaged in the development, marketing and sale of the IntelliFit System, a computerized system which generates personalized exercise prescriptions based on, among other things, an individual's weight, ability, medical history, goals, fitness level and exercise preferences and tracks and records fitness progress. The IntelliFit System interacts with a user by applying algorithms to an individual's personal profile and adjusting a user's exercise prescription based on progress, frequency of workouts and other variables. The Company believes that this interactive feature helps motivate users to continue exercising, and allows users to reach their goals more quickly.

     To date, the Company has been engaged primarily in research and development activities relating to the IntelliFit System and has conducted only limited marketing activities. The Company believes that product development necessary to initiate commercial sales has been substantially completed although development efforts aimed at enhancements and upgrades will be ongoing. The Company completed it's initial public offering in February 1997 and realized net proceeds of $4.7 million. There can be no assurance that the Company will successfully commercialize the IntelliFit System, generate any significant revenues or ever achieve profitable operations.

(continued)

                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE C) - Sale of Common stock:

     On February 14, 1997, the Company sold 1,200,000 units. These units consisted of 1,200,000 shares of common stock, 1,200,000 Redeemable Class A Warrants and 1,200,000 Redeemable Class B Warrants resulting in net proceeds to the Company of $4.7 million. Each unit ("Unit") offered by the Company, consists of one common stock, $.01 par value ("Common Stock"), one redeemable class A warrant ("Class A Warrants") and one redeemable class B warrant ("Class B Warrants"). The components of the Units will be transferable separately immediately upon issuance. Each Class A Warrant entitles the holder to purchase one share of Common Stock and one Class B Warrant at an exercise price of $6.50, subject to adjustment, at any time until February 14, 2002. Each Class B Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $8.75, subject to adjustment, at any time until February 14, 2002. Commencing one year from the date of issuance the Class A Warrants and Class B Warrants (collectively, the "Warrants") are subject to redemption by the Company at a redemption price $.05 per Warrant on 30 days' written notice, provided the closing bid price of the Common Stock averages in excess of $9.10 and $12.25 per share, respectively, for any 30 consecutive trading days ending within 15 days of the notice of redemption.

Item 2. Management's Discussion and Analysis or Plan of Operations

Results of Operations

     The Company remains in the development stage. Since its inception in July 1994, the Company's efforts have been devoted to research, development and design of products, marketing activities and raising capital. The Company is currently capitalizing certain research and development costs and will begin amortizing those costs when revenue is recognized.

     From inception through March 31, 1997, the Company sustained cumulative losses of $3,161,000. These losses have resulted primarily from general and administrative expenses, including salaries, marketing and professional fees which have aggregated $1,976,000 since inception. Such expenses decreased from $269,000 during the three months ended March 31, 1996 to $265,000 during the three months ended March 31, 1997, a decrease of 1.5%. The Company also recognized a non-cash charge of $392,000 during the first quarter of 1997, representing the unamortized debt discount and debt issuance costs associated arising from the repayment of $1,000,000 principal amount of notes issued in a bridge financing (the "Bridge Notes").

     The Company expects to initiate a sales and marketing program during the fourth quarter of 1997 aimed at commercializing the IntelliFit System, which expenses will impact the Company's results of operations at such time. The Company does not expect to generate any significant revenues during 1997 and there can be no assurance that sales and marketing efforts to be undertaken by the Company will be successful. Accordingly, the Company expects to continue to incur losses for the foreseeable future.

Liquidity and Capital Resources

     In February and March 1997, the Company completed an initial public offering of units consisting of common stock and warrants (the "IPO") which resulted in gross proceeds to the Company of $6,900,000. After deducting underwriting discounts and commissions and other expenses of the IPO and the repayment of an aggregate of $1,170,000 of outstanding indebtedness (including $1,000,000 to repay the Bridge Notes and $170,000 to repay advances from officers, directors and principal stockholders), the net proceeds to the Company were approximately $4,411,000. At March 31, 1997, the Company had working capital of $4,529,000.

     In conjunction with the IPO, (i) all of the Company's outstanding preferred stock together with the accrued dividends of $722,000 through August 31, 1996 were converted into 175,793 shares of common stock and (ii) notes payable to stockholders together with accrued interest aggregating $1,084,000 were converted into 263,921 shares of common stock.

     The Company believes that the proceeds from the IPO will be sufficient to sustain planned operations for at least the next 12 months. During the next 12 months, the Company intends to focus its efforts on marketing the IntelliFit System to certain target markets, including commercial health clubs, hospital facilities, corporations, insurance companies, health maintenance organizations and the military. The Company also intends to devote resources to enhancing the IntelliFit System in order to enable the Company to effectively target the rehabilitation market. The Company will also focus on the development of product improvements and upgrades.

Release of Escrowed Shares and Options

     In connection with the IPO, shareholders of the Company and holders of options placed a portion of their shares and/or options in escrow pending the Company's attainment of certain revenue or market price goals. The Securities and Exchange Commission has taken the position with respect to the release of securities from escrow that in the event any of the shares or options are released from escrow to directors, officers, employees or consultants of the Company, the release will be treated, for financial reporting purposes, as compensation expense to the Company. Accordingly, the Company will, in the event of the release of the escrowed securities recognize during the period in which the earnings or market price targets are met, what could be a substantial one-time charge which would substantially increase the Company's loss or reduce or eliminate earnings, if any, at such time. Such charge to earnings will not be deductible by the Company for income tax purposes. The amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity.

                                    PART II

Item 5.  Other Information

     Effective May 31, 1997, Steven Gumins, Chief Executive Officer of the Company, and Deborah Griffin, Chief Operating Officer of the Company, have resigned as officers and directors of the Company to pursue other business interests. Mr. Gumins and Ms. Griffin will continue as consultants to the Company through September and December 1997, respectively. Gregory Zink, President of the Company, will assume the role of Acting Chief Executive Officer.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits - None

     (b) No reports on Form 8-K were filed during the three months ended March 31, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HEURISTIC DEVELOPMENT GROUP, INC.


Date: May 20, 1997                         By: /s/ Gregory L. Zink
                                               --------------------------------
                                               Gregory L. Zink, President


                                               /s/ Theodore Lanes
                                               --------------------------------
                                                Chief Financial Officer