Form 10QSB
period 1997-06-30
HEURISTIC DEVELOPMENT GROUP INC
filed 1997-08-18
CIK 1028718

10-QSB
                                   Form 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1997

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission file number 0 - 29044

                        Heuristic Development Group, Inc.
                 (Name of Small Business Issuer in Its Charter)

          Delaware                                             95-4491750
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

17575 Pacific Coast Highway, Pacific Palisades, California       90272
        (Address of Principal Executive Offices)              (Zip Code)

                                 (310) 230-3394
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES _X_    NO___

State the number of shares outstanding of each of the issuer's common equity as of August 15, 1997: 2,101,326 shares of Common Stock, $ . 01 par value.

                                      INDEX

                                                                            Page
                                                                            ----

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheet -
          June 30, 1997  .................................................    3

         Condensed Statements of Operations - Three Months and
          Six Months ended June 30, 1996 and 1997 and period from
          inception (July 20, 1994) to June 30, 1997  ....................    4

         Condensed Statements of Cash Flows - Six Months ended
          June 30, 1996 and 1997 and period from inception (July
          20, 1994) to June 30, 1997  ....................................    5

         Notes to Financial Statements - June 30, 1997  ..................    6

Item 2.  Management's Discussion and Analysis
          or Plan of Operations  .........................................    8

Part II. OTHER INFORMATION

Item 3.  Other Information  ..............................................   10

Item 4.  Exhibits and Reports on Form 8-K  ...............................   10

SIGNATURES  ..............................................................   11

                       HEURISTIC DEVELOPMENT GROUP, INC.
                         (a development stage company)
                            CONDENSED BALANCE SHEET
                              AS AT JUNE 30, 1997

                                     ASSETS

Current assets:
     Cash and cash equivalents                                        4,186,000
     Prepaid expenses and other current assets                           69,000
                                                                     ----------
                  Total current assets                                4,255,000
                                                                     ----------
Captialized software costs                                              476,000
Furniture and equipment (net of accumulated depreciation)               233,000
Organizational costs (net of accumulated amortization)                   15,000
                                                                     ----------
                  TOTAL                                               4,979,000
                                                                     ==========

                                   LIABILITIES

Current liabilities:
     Accounts payable                                                   158,000
     Accrued expenses                                                    19,000
     Other current liabilities                                            2,000
                                                                     ----------
                  Total current liabilities                             179,000
                                                                     ----------

                              STOCKHOLDERS' EQUITY

Preferred stock - $.01 par value, authorized
   5,000,000 shares;  issued and outstanding none
Common stock - $.01 par value, authorized
   20,000,000 shares; issued and outstanding
   2,101,326 shares (includes 349,370 shares
   held in escrow)                                                       21,000
Additional paid-in capital                                            8,440,000
(Deficit) accumulated during the development stage                   (3,661,000)
                                                                     ----------

                  Total stockholders' equity                          4,800,000
                                                                     ----------
                  TOTAL                                               4,979,000
                                                                     ==========

                  See notes to condensed financial statements.

                       HEURISTIC DEVELOPMENT GROUP, INC.
                         (a development stage company)

                        CONDENSED STATEMENT OF OPRATIONS

                                                                                                         July 20,
                                                                                                           1994
                                                   Three Months Ended           Six Months Ended       (Inception)
                                                         June 30                     June 30,               to
                                                ------------------------    ------------------------     June 30,
                                                   1996          1997          1996          1997          1997
                                                ----------    ----------    ----------    ----------    ----------
Costs and expenses:
  Research and development:
    Direct expenditures                                                                                    338,000
    Payments under research
      services agreement                                                                                   137,000
                                                                                                        ----------
          Total research and
              development                                                                                  475,000
  General and administrative                        51,000       424,000       320,000       688,000     2,400,000
                                                ----------    ----------    ----------    ----------    ----------
          Total costs and expenses                  51,000       424,000       320,000       688,000     2,875,000
                                                ----------    ----------    ----------    ----------    ----------
(Loss) from operations                             (51,000)     (424,000)     (320,000)     (688,000)   (2,875,000)

Interest (expense)                                 (17,000)         --         (34,000)     (406,000)     (746,000)

Interest income                                       --          44,000          --          68,000        80,000
                                                ----------    ----------    ----------    ----------    ----------
Net(loss)                                          (68,000)     (380,000)     (354,000)   (1,026,000)   (3,541,000)
                                                ==========    ==========    ==========    ==========    ==========

Pro forma net (loss) per share                       (0.18)                      (0.96)
                                                ==========                  ==========
Net (loss) per share                                               (0.22)                      (0.73)
                                                              ==========                  ==========

Pro forma weighted average shares outstanding      369,760                     369,760
                                                ==========                  ==========

Weighted average shares outstanding                            1,752,026                   1,399,026
                                                              ==========                  ==========

                  See notes to condensed financial statements.

                                                                                                           July 20,
                                                                                                             1994
                                                                                  Six Months Ended       (Inception)
                                                                                       June 30,               to
                                                                              ------------------------     June 30,
                                                                                 1996          1997          1997
                                                                              ----------    ----------    ----------
Cash flows from operating activities:
  Net (loss)                                                                    (354,000)   (1,026,000)   (3,539,000)
  Adjustments to reconcile net (loss) to net cash (used in)
    operating activities:
      Depreciation and amortization                                               12,000        30,000       120,000
      Value of preferred stock charged to research and development                                            50,000
      Amortization of loan acquisition costs                                                    95,000       160,000
      Amortization of debt discount                                                            297,000       500,000
      Fair value of options granted                                                                          236,000
      Accrued interest on notes payable - stockholders                            35,000                      64,000
        Changes in operating assets and liabilities:
           (Increase) in prepaid expenses and other current assets                             (55,000)      (70,000)
           (Increase) in other assets                                             (5,000)                    (38,000)
           Net (decrease) increase in accounts payable and accrued expenses      (50,000)      (11,000)      173,000
                                                                              ----------    ----------    ----------
             Net cash (used in) operating activities                            (362,000)     (670,000)   (2,344,000)
                                                                              ----------    ----------    ----------
Cash flows from investing activities:
  Acquisition of fixed assets                                                    (42,000)      (57,000)     (328,000)
  Capitalized software costs                                                    (188,000)     (149,000)     (476,000)
                                                                              ----------    ----------    ----------
             Net cash (used in) investing activities                            (230,000)     (206,000)     (804,000)
                                                                              ----------    ----------    ----------
Cash flows from financing activities:
  Proceeds from sale of common stock and exercise of options                      47,000     6,900,000     7,319,000
  Proceeds from the sale of preferred stock                                                                  550,000
  Proceeds from borrowings - notes payable - stockholders                        402,000                   1,194,000
  Proceeds from Bridge notes                                                                               1,000,000
  Repayment of Bridge notes                                                                 (1,000,000)   (1,000,000)
  Initial public offering expenses                                               (25,000)   (1,201,000)   (1,399,000)
  Repayment of notes payable - stockholders                                                   (170,000)     (170,000)
  Loan acquisition costs                                                                                    (160,000)
                                                                              ----------    ----------    ----------
              Net cash provided by financing activities                          424,000     4,529,000     7,334,000
                                                                              ----------    ----------    ----------

NET INCREASE (DECREASE) IN CASH                                                 (168,000)    3,653,000     4,186,000

Cash - beginning of period                                                       279,000       533,000
                                                                              ----------    ----------    ----------
Cash - end of period                                                             111,000     4,186,000     4,186,000
                                                                              ==========    ==========    ==========

Supplemental and noncash disclosures:
  Preferred stock issued in connection with assignment agreement                                              50,000
  Warrants issued in connection with Bridge notes                                                            500,000
  Common stock issued for repayment of long-term debt and interest                           1,084,000     1,084,000
  Common stock issued for preferred stock and accrued dividends                                122,000       122,000
  Initial public offering expenses charged to additional paid-in capital                       198,000
  Interest paid                                                                                 14,000        14,000

                  See notes to condensed financial statements.

                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE A) - Basis of Presentation:

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10 -QSB and Item 310 (b) of Regulation S - B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company annual report on Form 10 - KSB for the year ended December 31, 1996.

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

                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE C) - Sale of Common Stock:

     On February 14, 1997, the Company sold 1,200,000 units. These units consisted of 1,200,000 shares of common stock, 1,200,000 Redeemable Class A Warrants and 1,200,000 Redeemable Class B Warrants resulting in net proceeds to the Company of $4.7 million. Each unit ("Unit") offered by the Company, consists of one common stock, $ .01 par value ("Common Stock"), one redeemable class A warrant ("Class A Warrants") and redeemable class B warrant ("Class B Warrants"). The components of the Units will be transferable separately immediately upon issuance. Each Class A Warrant entitles the holder to purchase one share of Common Stock and one Class B Warrant at an exercise price of $6.50, subject to adjustment, at any time until February 14, 2002. Each Class B Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $8.75, subject to adjustment, at any time until February 14, 2002. Commencing one year from the date of issuance the Class A Warrants and Class B Warrants (collectively, the "Warrants") are subject to redemption by the Company at a redemption price of $ .05 per Warrant on 30 days' written notice, provided the closing bid price of the Common Stock averages in excess of $9.10 and $12.25 per share, respectively, for any 30 consecutive trading days ending within 15 days of the notice of redemption.

Item 2. Management's Discussion and Analysis or Plan of Operations

Safe Harbor Language

     Certain statements made herein that are not historical are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. The words "estimate" "project" "intend" "expect" "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements that may be expressed or implied by such forward looking statements, including, among others, changes in general economic and business conditions, inability to establish and maintain market acceptance to the Companys products, loss of market share and pressure on prices resulting from competition, introduction of competing products and implementation of industry standards by other companies, lack of development and general system failure of the private wide-area network currently in use, regulatory obstacles to the use of the Internet for communications, inability to manage growth, inability to develop distribution networks and loss of major distributors and OEM partners, inability to attract and retain qualified personnel, and the inability to protect the Company's proprietary technology. For additional information regarding these and other risks and uncertainties associated with the Company's business, reference is made to the Company's reports filed from time to time with the Securities and Exchange Commission.

Results of Operations

     The Company remains in the development stage. Since its inception in July 1994, the Company's efforts have been devoted to research, development and design of products, marketing activities and raising capital. The Company is currently capitalizing certain research and development costs and will begin amortizing those costs when revenue is recognized.

     The Company has generated only nominal revenues to date from the placement of test products and has incurred substantial operating losses. From inception through June 30, 1997, the Company sustained cumulative net losses of $3,661,000, including dividends on preferred shares of $120,000. These losses have resulted primarily from general and administrative expenses, including salaries, marketing, and professional fees which have aggregated $2,875,000 since inception. Such operating expenses increased from $51,000 during the three months ended June 30, 1996 to $ 424,000 during the three months ended June 30, 1997. Salary expenditures will drop from current levels due to headcount reductions and management changes that occured during the second quarter of 1997.

     For the six month period ended June 30, 1997, the Company sustained operational losses of $688,000 generated primarily from administrative and professional fees. Such loss is an increase from the $320,000 loss sustained during the six months ended June 30, 1996. The company expects the administrative portion of this expense to decrease during the second half of 1997, however marketing and promotion expenses may increase.

     Based on feedback from current test sites, the Company expects to revamp it's sales and marketing program during the fourth quarter of 1997. The new program will redirect it's focus from the military to other market segments targeted by the Company. Related marketing expenses will impact the Company's results of operations during the fourth quarter of 1997, some of which will be offset by lower administrative costs.

The Company does not expect to generate any significant revenues during 1997 and there can be no assurance that sales and marketing efforts to be undertaken by the Company will be successful. Accordingly, the Company expects to continue to incur losses for the foreseeable future.

Liquidity and Capital Resources

     In February and March 1997, the Company completed an initial public offering of common stock and warrants (the "IPO") which resulted in gross proceeds to the Company of $6,900,000. After deducting underwriting discounts and commissions and other expenses of the IPO and the repayment of an aggregate of $ 1,170,000 of outstanding indebtedness (including $1,000,000 to repay the notes issued in a bridge financing and $170,000 to repay advances from officers, directors and principal stockholders), the net proceeds to the Company were approximately $4,411,000. At June 30, 1997, the Company had working capital of $ 4,076,000.

Going Forward

     The Company believes that the proceeds from the IPO will be sufficient to sustain planned operations for at least the next 12 months. During the next 12 months, the Company intends to focus its efforts on lowering the cost of each Intellifit system and adjusting the price points to make the system more attractive to additional markets. The Company will continue to market the IntelliFit System to certain target markets including commercial health clubs, hospital facilities, corporations, insurance companies and health maintenance organizations. The Company also intends to devote resources to enhancing the IntelliFit System in order to enable the Company to effectively target the rehabilitation market. The Company will also focus on the development of product improvements and upgrades.

                                     PART II

Item 3. Other Information

     Effective May 31, 1997, Steven Gumins, Chief Executive Officer of the Company, and Deborah Griffin, Chief Operating Officer of the Company, resigned as officers and directors of the Company to pursue other business interests. Mr. Gumins and Ms. Griffin will continue as consultants to the Company through September and December 1997, respectively. Gregory Zink, President of the Company, will assume the role of Acting Chief Executive Officer.

Item 4. Exhibits and Reports on Form 8-K

       (a)  Exhibits - None

       (b) No reports on Form 8-K were filed during the three months ended June 30, 1997.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HEURISTIC DEVELOPMENT GROUP, INC.


Date: August 15, 1997              by: /s/ Gregory L. Zink
                                      ------------------------------------
                                      Gregory L. Zink, President


                                      /s/ Theodore Lanes
                                      ------------------------------------
                                      Theodore Lanes, Chief Financial Officer