Form 10QSB
period 1997-09-30
HEURISTIC DEVELOPMENT GROUP INC
filed 1997-11-04
CIK 1028718

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1997

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission file number 0 - 29044

                        Heuristic Development Group, Inc.
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                             95-4491750
(State or Other Jurisdiction of                             (I.R.S.Employer
Incorporation or Organization)                              Identification No.)

17575 Pacific Coast Highway, Pacific Palisades, California        90272
        (Address of Principal Executive Offices)               (Zip Code)

                                    (310) 230-3394
                  (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO___

State the number of shares outstanding of each of the issuer's common equity as of November 3, 1997: 2,101,326 shares of Common Stock, $.01 par value.

                                      INDEX
                                                                            Page
                                                                            ----

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Balance Sheet -
          September 30, 1997  ..............................................   3

        Condensed Statements of Operations - Three Months and
          Nine Months ended September 30, 1996 and 1997 and
          period from inception (July 20, 1994) to September 30, 1997  .....   4

        Condensed Statements of Cash Flows - Nine Months ended
          September 30, 1996 and 1997 and period from inception
          (July 20, 1994) to September 30, 1997  ...........................   5

        Notes to Financial Statements - September 30, 1997  ................   6

Item 2. Management's Discussion and Analysis or Plan of Operations...........  8

Part II.  OTHER INFORMATION

Item 3. Other Information ..................................................  10

Item 4. Exhibits and Reports on Form 8-K ...................................  10

SIGNATURES .................................................................  11

                        HEURISTIC DEVELOPMENT GROUP, INC
                         (a development stage company)
                            CONDENSED BALANCE SHEET
                            AS AT SEPTEMBER 30, 1997

                                     ASSETS

Current assets:
               Cash and cash equivalents                           $ 3,926,000
               Prepaid expenses and other current assets                46,000
                                                                   -----------

                             Total current assets                    3,972,000
                                                                   -----------

Captialized software costs                                             476,000
Furniture and equipment (net of accumulated depreciation)               96,000
Organizational costs (net of accumulated amortization)                  13,000
                                                                   -----------

                             TOTAL                                 $ 4,557,000
                                                                   ===========

                                   LIABILITIES

Current liabilities:
               Accounts payable                                    $    15,000
               Accrued expenses                                         11,000
                                                                   -----------

                             Total current liabilities                  26,000
                                                                   -----------


                              STOCKHOLDERS' EQUITY

Preferred stock - $.01 par value, authorized
    5,000,000 shares; issued and outstanding none
Common stock - $01 par value, authorized
    20,000,000 shares; issued and outstanding
    2,101,326 shares (includes 349,370 shares
    held in escrow)                                                     21,000
Additional paid-in capital                                           8,440,000
(Deficit) accumulated during the development stage                  (3,930,000)
                                                                   -----------

                             Total stockholders' equity              4,531,000
                                                                   -----------

                             TOTAL                                 $ 4,557,000
                                                                   ===========


                 See notes to condensed financiual statements.

                        HEURISTIC DEVELOPMENT GROUP, INC
                         (a development stage company)
                       CONDENSED STATEMENTS OF OPERATIONS



                                                                                                                     July 20,
                                                                                                                       1994
                                                        Three Months Ended               Nine Months Ended          (Inception)
                                                           September 30                    September 30,                 to
                                                   ---------------------------     ---------------------------      September 30,
                                                      1996              1997          1996             1997             1997
                                                   ----------        --------      ---------         ---------     ------------
 Costs and expenses:
     Research and development:
         Direct expenditures                                                                                         $ 338,000
         Payments under research
             services agreement                                                                                        137,000
                                                                                                                   ------------
               Total research and
                   development                                                                                         475,000
     General and administrative                    $ 474,000        $ 203,000      $ 808,000       $   892,000       2,603,000
     Loss on sale and write down of
        equipment                                          -          122,000              -           122,000         122,000
                                                   ----------       ----------     ----------      ------------    ------------

               Total costs and expenses              474,000          325,000        808,000         1,014,000       3,200,000
                                                   ----------       ----------     ----------      ------------    ------------

 (Loss) from operations                             (474,000)        (325,000)      (808,000)       (1,014,000)     (3,200,000)

 Interest (expense)                                   (7,000)               -        (42,000)         (406,000)       (746,000)

 Interest income                                           -           56,000              -           124,000         136,000
                                                   ----------       ----------     ----------      ------------    ------------

 Net (loss)                                        $(481,000)        (269,000)     $(850,000)      $(1,296,000)    $(3,810,000)
                                                   ==========       ==========     ==========      ============    ============

  Net (loss) per share                             $   (1.71)       $   (0.15)     $   (3.02)      $     (0.96)
                                                   ==========       ==========     ==========      ============

 Supplemental net (loss) per share                 $   (1.30)                      $   (2.17)
                                                   ==========                      ==========

 Weighted average shares outstanding                 281,612        1,751,956        281,612         1,343,359
                                                   ==========       ==========     ==========      ============

 Supplemental weighted average
   shares outstanding                                371,956                         371,956
                                                   ==========                      ==========


                  See notes to condensed financiual statements.

                        HEURISTIC DEVELOPMENT GROUP, INC
                         (a development stage company)
                       CONDENSED STATEMENTS OF CASH FLOWS




                                                                                                                          July 20
                                                                                                                           1994
                                                                                           Nine Months Ended            (Inception)
                                                                                             September 30,                    to
                                                                                    ----------------------------       September 30
                                                                                        1996             1997               1997
                                                                                    ---------        -----------        -----------

Cash flows from operating activities:
    Net (loss)                                                                      $ (850,000)     $ (1,296,000)      $ (3,810,000)
    Adjustments to reconcile net (loss) to net cash (used in)
        operating activities:
            Depreciation and amortization                                              38,000            40,000            130,000
             Loss on sale of equipment                                                                   11,000             11,000
             Loss on revaluation of equipment                                                           112,000            112,000
            Value of preferred stock charged to research and development                                                    50,000
            Amortization of loan acquisition costs                                                       95,000            160,000
            Amortization of debt discount                                                               297,000            500,000
             Fair value of options granted                                            236,000                              236,000
             Accrued interest on notes payable - stockholders                          42,000                               64,000
               Changes in operating assets and liabilities:
               Decrease (increase) in prepaid expenses and other current assets         3,000           (32,000)           (47,000)
               Net (decrease) increase in accounts payable and accrued expenses        18,000          (163,000)            21,000

                                                                                    ---------       -----------        -----------
                   Net cash (used in) operating activities                           (513,000)         (936,000)        (2,573,000)
                                                                                    ---------       -----------        -----------

Cash flows from investing activities:
    Acquisition of fixed assets                                                       (28,000)          (59,000)          (329,000)
    Capitalized software costs                                                       (267,000)         (149,000)          (476,000)
    Proceeds from sale of equipment                                                                       8,000              8,000
    Advances to employees                                                              (3,000)                             (38,000)
                                                                                    ---------       -----------        -----------
                   Net cash (used in) investing activities                           (298,000)         (200,000)          (835,000)
                                                                                    ---------       -----------        -----------

Cash flows from financing activities:
    Proceeds from sale of common stock and exercise of options                         49,000         6,900,000          7,319,000
    Proceeds from the sale of preferred stock                                                                              550,000
    Proceeds from borrowings - notes payable - stockholders                           562,000                            1,194,000
    Proceeds from Bridge notes                                                                                           1,000,000
    Repayment of Bridge notes                                                                        (1,000,000)        (1,000,000)
    Initial public offering expenses                                                  (61,000)       (1,201,000)        (1,399,000)
    Repayment of notes payable - stockholders                                                          (170,000)          (170,000)
    Loan acquisition costs                                                                                                (160,000)

                                                                                    ---------       -----------        -----------
                   Net cash provided by financing activities                          550,000         4,529,000          7,334,000
                                                                                    ---------       -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (261,000)        3,393,000          3,926,000

Cash and cash equivalents - beginning of period                                       279,000           533,000

                                                                                    ---------       -----------        -----------
Cash and cash equivalents - end of period                                           $  18,000       $ 3,926,000        $ 3,926,000
                                                                                    =========       ===========        ===========

Supplemental and noncash disclosures:
    Preferred stock issued in connection with assignment agreement                                                     $   50,000
    Warrants issued in connection with Bridge notes                                                                        500,000
    Common stock issued for repayment of long-term debt and interest                                $ 1,084,000          1,084,000
    Common stock issued for preferred stock and accrued dividends                                       122,000            122,000
    Initial public offering expenses charged to additional paid-in capital                              198,000
    Interest paid                                                                                        14,000             14,000

                  See notes to condensed financial statements

                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS

(NOTE A) - Basis of Presentation:

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10 - QSB and Item 310 (b) of Regulation S -B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and such other adjustments as described in NOTE D) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company annual report on Form 10 - KSB for the year ended December 31, 1996.

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

                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS

(NOTE C) - Sale of Common Stock:

     On February 14, 1997, the Company sold 1,200,000 units, resulting in net proceeds to the Company of $4.7 million. Each unit ("Unit") offered by the Company, consists of one common stock, $ .01 par value ("Common Stock"), one redeemable class A warrant ("Class A Warrants") and redeemable class B warrant ("Class B Warrants"). The components of the Units will be transferable separately immediately upon issuance. Each Class A Warrant entitles the holder to purchase one share of Common Stock and one Class B Warrant at an exercise price of $6.50, subject to adjustment, at any time until February 14, 2002. Each Class B Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $8.75, subject to adjustment, at any time until February 14, 2002. Commencing one year from the date of issuance the Class A Warrants and Class B Warrants (collectively, the "Warrants") are subject to redemption by the Company at a redemption price of $ .05 per Warrant on 30 days' written notice, provided the closing bid price of the Common Stock averages in excess of $9.10 and $12.25 per share, respectively, for any 30 consecutive trading days ending within 15 days of the notice of redemption.

(NOTE D) -Loss on Sale and Write Down of Equipment:

     During the third quarter of 1997, management decided to sell excess office equipment and selected components of the IntelliFit System. As a result of such sales, the Company decided to write down the remaining physical components and housings of the IntelliFit System and shorten their estimated useful lives to one year.

     Losses recorded as a result of the sales and write downs are reported separately in the Statement of Operations as "Loss on Sale and Write Down of Equipment."

Item 2. Management's Discussion and Analysis or Plan of Operations

Safe Harbor Language

     Certain statements made herein that are not historical are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. The words "estimate" "project" "intend" "expect" "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements that may be expressed or implied by such forward looking statements, including, among others, changes in general economic and business conditions, inability to establish and maintain market acceptance to the Companys products, loss of market share and pressure on prices resulting from competition, introduction of competing products and implementation of industry standards by other companies, lack of development and general system failure of the private wide-area network currently in use, regulatory obstacles to the use of the Internet for communications, inability to manage growth, inability to develop distribution networks and loss of major distributors and OEM partners, inability to attract and retain qualified personnel, and the inability to protect the Company's proprietary technology. For additional information regarding these and other risks and uncertainties associated with the Company's business, reference is make to the Company's reports filed from time to time with the Securities and Exchange Commission.


Results of Operations

     The Company remains in the development stage. Since its inception in July 1994, the Company's efforts have been devoted to research, development and design of products, marketing activities and raising capital. The Company will begin amortizing capitalized software costs when revenue is recognized.

     The Company has generated only nominal revenues to date from the placement of test products and has incurred substantial operating losses. From inception through September 30, 1997, the Company sustained cumulative net losses of approximately $3,810,000 primarily as a result of general and administrative expenses, including salaries, marketing, and professional fees which have aggregated $2,603,000 since inception.

     During the three months ended September 30, 1997 (the "1997 quarter") and the nine months ended September 30, 1997 (the "1997 nine months"), the Company incurred operating losses of $325,000 and $1,014,000, respectively, compared with operating losses of $474,000 and $808,000 during the three months ended September 30, 1996 (the "1996 quarter") and the nine months ended September 30, 1996 (the "1996 nine months"), respectively. The decrease in operating losses during the 1997 quarter reflects a reduction in the Company's general and administrative expenses during such period. Such expenses are expected to remain at current levels through the balance of 1997.


         During the 1997 quarter, the Company sold certain components of excess hardware as a result of changes management has decided to make to the Intellifit System based on market research and trial customer feedback. As a result of such sales, the Company decided to revalue the remaining inventory of Intellifit System components and shorten their estimated useful lives to one year. The Company recognized a loss from the sale and writedown of $122,000 during the 1997 quarter and the 1997 nine months.

         During the 1997 quarter and the 1997 nine months, the Company recognized interest income of $56,000 and $124,000, respectively, as a result of investment of the proceeds from its initial public offering (the "IPO"), compared with no interest income during the 1996 periods. During the 1997 quarter and the 1997 nine months, the Company incurred interest expense of $0 and $406,000, respectively, compared with $7,000 and $42,000, respectively, during the comparable periods of 1996. The increase in interest expense during the 1997 nine months reflects expenses incurred from bridge financing, debt financing and the amortization of the debt discount.

     Based on feedback from current test sites, The Company expects to revamp it's sales and marketing program during the fourth quarter of 1997, and is investigating new product possibilities and possible joint ventures with partnering companies. The new program will be targeted at certain market segments with the goal of enhancing the marketability of the IntelliFit System, as well as introducing new products. Related marketing expenses are expected to adversely impact the Company's results of operations during the fourth quarter of 1997. The Company does not expect to generate any significant revenues during 1997 and there can be no assurance that sales and marketing efforts to be undertaken by the Company will be successful. Accordingly, the Company expects to continue to incur losses for the foreseeable future.

Liquidity and Capital Resources

     At September 30, 1997, the Company had working capital of $ 3,946,000. The Company believes that the proceeds from the IPO will be sufficient to sustain planned operations for at least the next 12 months. During such period, the company intends to focus its efforts on lowering the cost of each Intellifit system and adjusting the price points to make the system more attractive to potential customers and introducing new products to market through potential joint venture arrangements. The Company will continue to market the IntelliFit System to certain target markets including commercial health clubs, hospital facilities, corporations, insurance companies and health maintenance organizations. The Company also intends to devote resources to enhancing the IntelliFit System in order to enable the Company to effectively target the rehabilitation market. The Company will also focus on the development of product improvements and upgrades.

     The Company is also actively investigating a new strategy that would create other opportunities for it's technology in a wide variety of markets. Additionally, the Company is investigating licensing it's technology to other companies as an Original Equipment Manufacturer for them to include in their existing products.

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

Item 4.  Exhibits and Reports on Form 8-K

         (a)  Exhibits - None

         (b) No reports on Form 8-K were filed during the three months ended September 30, 1997.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                               HEURISTIC DEVELOPMENT GROUP, INC.

Date:  November 3, 1997        by:  /s/ Gregory L. Zink
                                    -------------------------------------------
                                        Gregory L. Zink, President

                               by:  /s/ Theodore Lanes
                                    -------------------------------------------
                                        Theodore Lanes, Chief Financial Officer