Form 10KSB
period 1997-12-31
HEURISTIC DEVELOPMENT GROUP INC
filed 1998-04-13
CIK 1028718

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to

COMMISSION FILE NUMBER:  0-29044

                        HEURISTIC DEVELOPMENT GROUP, INC.
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

     Delaware                                             95-4491750
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1219 Morningside Drive
Suite 102, Manhattan Beach, CA                                   90266
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number: (310) 546-1065

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

                       Common Stock, $.01 par value


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes   X    No
          ---      ---

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [___]

     The issuer's revenues for the fiscal year ended December 31, 1997 were $0.00.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1998 (based upon the average bid and asked prices) was $2,488,000.

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of March 31, 1998 was 2,101,000.

     Documents incorporated by reference:  None.

     Transitional Small Business Issuer Format (check one):
     Yes        No  X
          ---      ---

PART I

      Item 1.   Description of Business

      Item 2.   Properties

      Item 3.   Legal Proceedings

      Item 4.   Submission of Matters to a Vote of Security Holders


PART II

      Item 5.   Market for Common Equity and Related Shareholder Matters

      Item 6.   Management's Discussion and Analysis or Plan of Operations

      Item 7.   Financial Statements

      Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

PART III

      Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      Item 10.  Executive Compensation

      Item 11.  Security Ownership of Certain Beneficial Owners and Management

      Item 12.  Certain Relationships and Related Transactions

      Item 13.  Exhibits and Reports on Form 8-K

PART I

ITEM 1.
GENERAL DEVELOPMENT AND DESCRIPTION OF BUSINESS

     Heuristic Development Group, Inc. (herein referred to as the "Company" or "HDG") is a corporation organized under the state laws of Delaware in 1994. The Company is engaged in the development, marketing, sale and licensing of the Intellifit System, a computerized system which generates personalized exercise prescriptions based on, among other things, an individual's weight, ability, medical history, goals, fitness level and exercise preferences and tracks and records fitness progress. The Intellifit System interacts with a user by applying algorithms to an individual's personal profile and adjusting a user's exercise prescription based on progress, frequency of workouts and other variables. The Company believes that this interactive feature helps motivate users to continue exercising, and allows users to reach their goals more quickly.

     The original computer source programs and related documentation and computerized services and instructional material (collectively, the "EIS System") on which the Intellifit System is based was developed for Nautilus Group Japan, Ltd. ("NGJ Ltd."), a Delaware company operating in Japan. The Company acquired the rights to the EIS System from NGJ Ltd. in August 1994 and spent approximately two years modifying and expanding upon the EIS System in order to create the Intellifit System. NGJ Ltd. has advised the Company the EIS System is currently installed in nine facilities in Japan and has generated over 7 million individualized exercise prescriptions.

     Based on feedback from test sites and beta customers, and the disappointing acceptance of the Intellifit product, the Company has revamped its going forward business model. The Company no longer believes that it can be successful in selling the Intellifit system to customers and supporting the systems in the field. It still believes that the Intellifit software is a viable product for a company which has complementary products and which has an existing field sales organization. The Company has therefore opened discussions with regard to selling or licensing the Intellifit software to OEM customers who would likely incorporate the Intellifit product into their existing product lines. The result of these discussions is unknown at this time. Additionally, the Company believes that the Intellifit product has no exposure to the year 2K problem that may result from the date change at the end of 1999.

     In parallel, the Company has decided to pursue a strategy of an investment in, or acquisition of, an existing company. Management and the board of directors have been investigating various investment and acquisition possibilities. There can be no assurances that the Company will identify and complete such an investment or acquisition.

ITEM 2
DESCRIPTION OF PROPERTY

     The Company is currently located at 1219 Morningside Drive, Suite 102, Manhattan Beach, CA, 90266. The Company rents the space in a shared-tenant office and is under a six (6) month lease.

ITEM 3
LEGAL PROCEEDINGS

     The Company is not a party to (nor is any of its property subject to) any pending legal proceedings. The Company is not aware of any proceedings contemplated by governmental authorities.


ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the twelve months ended December 31, 1997.


PART II


ITEM 5

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION

     The Company's Common Stock has been quoted under the Symbol IFIT since February 11, 1997 on the Nasdaq SmallCap Stock Market. The following is a list of the low and high bid quotations by fiscal quarters for 1997 as reported by
Nasdaq:


                                                                1997

                                                          Low          High
                                                          ---          ----
Quarter ended March 31, 1997                              $ 3.5        $ 3.5
Quarter ended June 30, 1997                                 2.75         3.625
Quarter ended Sept. 30, 1997                                2.625        2.75
Quarter ended Dec. 31, 1997                                 1.875        2.375

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

(b) Holders of Record

     As of March 23, 1998 there were 24 holders of record of the Company's Common Stock. As of December 10, 1997 there were approximately 358 beneficial owners of the Company's Common Stock.

(c) Dividends

     The Company declared no dividends during 1997.

ITEM 6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     In the second half of 1997, as a result of disappointing product acceptance, the Company's board and management undertook a new direction. While the Company believes that the marketing of the Intellifit System remains a potentially viable business, it appears that the timing of the product launch is premature relative to the needs of the market. Consequently, all former beta sites have been terminated and the relevant inventory liquidated. During late 1997, the Company sold all excess computer hardware, office furniture and equipment. Concurrent with the sales, the Company revalued the remaining inventory of Intellifit System components and shortened their estimated useful lives to one year, and suffered a loss on the sale and write down of the remaining assets. The Company recognized a loss from the sale and writedown of $178,000 during 1997. Additionally, the Company has relocated the corporate office to much smaller, less expensive space, eliminated all personnel with the exception of the President/CEO, Chief Financial Officer and Controller, and liquidated all unnecessary fixed assets.

     From its inception in 1994 through the second quarter of 1997, the Company's efforts have been principally devoted to research, development and design of products, marketing activities and raising capital. The Company has generated only nominal revenues to date from the placement of test products and has incurred substantial operating losses. From inception through December 31, 1997, the Company sustained cumulative net losses of approximately $3,954,000 primarily as a result of general and administrative expenses, including salaries, marketing, and professional fees which have aggregated $2,761,000 since inception.

     During the years ended December 31, 1997 and 1996, the Company incurred operating losses of $1,441,000 and, $ 1,407,000 respectively. The increase in operating losses during 1997 reflects a slight increase in the Company's general and administrative expenses during the early part of 1997. Such expenses subsequently declined during the second half of the year. The loss from operations also includes an unusual loss on the sale and write down of fixed assets of $178,000. The Company has reduced current cash use to approximately $40,000 per month. The Company has interest income of approximately $15,000 per month. The ongoing expenses are expected to remain at current levels into the first quarter of 1998.

     During 1997 and 1996, the Company recognized interest income of $193,000 and $1,000, respectively. The increase in 1997 interest income is as a result of investment of the Company's working capital. During 1997 and 1996, the Company incurred interest expense of $406,000 and $322,000, respectively. The increase in interest expense during 1997 reflects expenses incurred from bridge financing, debt financing and the amortization of the debt discount, all resultant from the IPO.


PLAN OF OPERATION
     Based on feedback from test sites and beta customers, and the disappointing acceptance of the Intellifit product, the company has revamped its going forward business model. The company no longer believes that it can be successful in selling the Intellifit system to customers and supporting the systems in the field. It still believes that the Intellifit software is a viable product for a company which has complementary products and which has an existing field sales organization. The Company has therefore opened discussions with regard to selling or licensing the Intellifit software to OEM customers who would likely incorporate the Intellifit product into their existing product lines. The result of these discussions is unknown at this time. Additionally, The Company believes that the Intellifit product has no exposure to the year 2K problem that may result from the date change at the end of 1999.

     In parallel, the Company has decided to pursue a strategy of an investment in, or acquisition of, an existing company. Management and the board of directors have been investigating various investment and acquisition possibilities. There can be no assurances that the Company will identify and complete such an investment or acquisition.

     Until the licensing of the Intellifit software or, an acquisition or investment, the Company does not expect to generate any significant revenues and there can be no assurance that efforts to market the existing product will be successful. Accordingly, the Company expects to continue to incur losses for the foreseeable future.

     LIQUIDITY AND CAPITAL RESOURCES
     At December 31, 1997, the Company had working capital of $ 3,842,000. Based on the Company's anticipated working capital needs, the Company believes that the working capital will be sufficient to sustain planned operations for at least the next 12 months. During such period, the Company intends to focus its efforts on maintaining the reduced cash usage, making an acquisition or investment in another company, and licensing the Intellifit software. There can be no assurances that the Company's efforts will be successful.


ITEM 7

FINANCIAL STATEMENTS

The financial statements of the company are included herein, commencing on page F-1 hereof.


ITEM 8

CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURES

None.


PART III

ITEM 9

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

(a) The Company's executive officers and directors are as follows:


Name                               Age      Position

Jonathan Seybold                   54       Chairman of the Board of Directors
Gregory L. Zink                    41       President, Acting CEO and Director
Theodore Lanes                     34       Chief Financial Officer and Director
Brian Wasserman                    32       Director
William Blase                      46       Director
Kenneth W. Krugler                 36       Director


M. Caroline Martin                 57       Director
Allan Dalfen                       54       Director

     JONATHAN W. SEYBOLD has served as a director of the Company since its inception in July, 1994. Mr. Seybold has served as Chairman of the Board since July, 1994. Mr. Seybold also founded Seybold Seminars, Inc. ("Seybold Seminars"), a company which conducts large scale, technology-based trade shows and conferences and Seybold Publications ("Seybold Publications"), a company which publishes reports on publishing systems, desktop publishing and digital data applications. Mr. Seybold served as President of Seybold Seminars and Seybold Publications from 1981 to 1993.

     GREGORY L. ZINK has served as the Company's President since July 1994 and a director of the Company since July 1994. In June, 1997 Mr. Zink assumed the title of Acting CEO and agreed to devote a portion of his consulting time to the company. Mr. Zink has served as Chief Operating Officer and Chief Financial Officer of Nautilus Group Japan Ltd. since April 1988. Mr. Zink has also been Vice President of Clark Management Co. Inc., an investment advisory company, since January 1989. Mr. Zink holds an M.B.A. from the Wharton Business School.

     THEODORE LANES has served as the Company's Chief Financial Officer since February 1997 and was appointed to the Board in February, 1998. Previously, Mr. Lanes was Vice President of Technology MarketForce, Inc., a Los Angeles based consulting firm. From 1993 to 1995, Mr. Lanes owned and operated a software development firm, which he sold in a private transaction. Mr. Lanes has a B.S. in Finance from California State University, Long Beach, and an M.B.A. from University of Southern California.

     BRIAN WASSERMAN was appointed to the Board in December of 1997. Mr. Wasserman owns and operates a New York based consulting firm and for at least 5 years prior to that, Mr. Wasserman served as a manager of Coopers & Lybrand and Senior Vice President and Chief Financial Officer of D.H. Blair Investment Banking in New York.

     WILLIAM BLASE has been a director of the Company since August 1995. Since 1985, Dr. Blase has served a director of California Eye Care, an ophthalmology practice. Since November 1992, Dr. Blase has been a director of Valley Health Systems California District Hospital. Dr. Blase has an M.D. from the University of Virginia School of Medicine and a M.S. from Oxford University in England.

     KENNETH W. KRUGLER has served as a director of the Company since July 1994. Mr. Krugler has served as President of TransPac Software Inc. since founding it in January 1987. From 1983 to 1987, Mr. Krugler was a software architect at Apple Computer, Inc. Mr. Krugler has a B.S. in Computer Science and Engineering from the Massachusetts Institute of Technology.

     M. CAROLINE MARTIN has served as a director of the Company since December 1996. Since January 1986, Ms. Martin has served as Executive Vice President of Riverside Health System; a multi-facility integrated healthcare system. She is currently a member of the board of directors of Signet Bank.

     ALLAN DALFEN has served as a director of the Company since December 1996. Mr. Dalfen currently serves as President of Kent Spiegel Direct Inc., the sporting goods and fitness division of Kent & Spiegel. Since January 1995, Mr. Dalfen has also served as President of Dalfen Corporation, an investment corporation. From October 1992 to December 1994, Mr. Dalfen served as President and Chief Executive Officer of Vestro Foods, Inc. and from 1979 to 1992, Mr. Dalfen served as President and Chief Executive

Officer of Weider Health and Fitness. Mr. Dalfen is currently a director of Vestro Foods, Inc.

     Directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

(b) Section 16(a) Beneficial Ownership Reporting Compliance
     Based solely upon a review Forms 3,4 and 5 furnished to the Company, The Company does not believe that any director, officer or beneficial owner of more than 10% of any class of the Company's equity securities failed to file on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the last fiscal year.


BOARD COMMITTEES

     The Board of Directors has a Compensation Committee, which makes recommendations to the Board concerning salaries and incentive compensation for officers and employees of the Company and may administer the Company's stock option plan. The members of the Compensation committee are Jonathan Seybold, Allan Dalfen and William Blase. The Board of Directors also has an Audit Committee, which reviews the results, and scope of the audit and other accounting related matters. The members of the Audit Committee are Jonathan Seybold, M. Caroline Martin and Brian Wasserman.


ITEM 10

EXECUTIVE COMPENSATION

Summary Compensation Table


Name and              year    Salary      Bonus          Options          Other
principal position                                                 Compensation

Steven Gumins (1)     1997    68,750(3)                            $ 50,000(4)
CEO                   1996   133,436
                      1995   100,000         6,000

Deborah Griffin (2)   1997    64,516(5)                            $ 50,000(4)
COO                   1996   133,436
                      1995   100,000         6,000

Gregory Zink          1997  $ 40,000(6)
Acting CEO            1996        --
                      1995        --

(1) Mr. Gumins resigned as Chief Executive Officer in May, 1997.
(2) Ms. Griffin resigned as Chief Operating Officer in May, 1997.

(3) In December, 1996, the Company entered into a three-year employment agreement with Mr. Gumins. The agreement provided for a base annual salary of $150,000 and bonuses at the discretion of the Board.
(4) Represents severance payment.
(5) In December, 1996, the Company entered into a three-year employment agreement with Ms. Griffin. The agreement provided for a base annual salary of $150,000 and bonuses at the discretion of the Board.
(6) Amounts paid for consulting services.


DIRECTORS COMPENSATION

     The Company does not pay fees to its directors. Directors are entitled to receive options pursuant to the Company's 1996 Stock Option Plan. In February 1997, Company granted options to purchase 1,000 shares of Common Stock to each of Jonathan W. Seybold. Gregory L. Zink, R. William Blase, M. Caroline Martin, Allan Dalfen and Kenneth W. Krugler. Such options will be exercisable at $5.00 per share commencing one year from the date of grant. In February, 1997, the Company entered into a consulting agreement with Mr. Seybold pursuant to which he received five-year options to purchase 5,000 shares of Common Stock. All of such options will be exercisable at $5.00 per share commencing one year from the date of grant.

ITEM 11

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of March 15, 1998, regarding the ownership of Common Stock by (i) each person known by the Company to own beneficially more than 5% of each class of outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table, and (iv) all executive officers and directors of the Company as a group:


                                                                              % Of Shares
                                                                       Beneficially Owned
                                                       Shares                 -----------
Name and Address                                 Beneficially                 Outstanding
of Beneficial Owner                                   Owned(1)                     Shares
------------------------------                        -------                      ------
Nautilus Group Japan, Ltd.(2)                         366,514                        17.4%
Seybold Family Trust (3)                              141,464                         6.7
Jonathan W. Seybold (4)                               141,464                         6.7
Gregory L. Zink (5)                                   379,908                        18.1
William Blase (6)                                      14,278                           *
Kenneth W. Krugler (7)                                     --                           *
M. Caroline Martin (8)                                     --                           *
Allan Dalfen (9)                                           --                           *
Brian Wasserman (10)                                       --                           *
Theodore Lanes (11)                                        --                           *
All executive officers and directors
as a group (eight persons)                            535,650                        25.5

- --------
* Less than 1%.

(1) Includes such individuals' Escrow Shares and Escrow Options. See "Escrowed Shares and Options" below. In computing the number of shares beneficially owned by a person and the percentage ownership of a person, shares of Common Stock of the Company, subject to options held by that person that are currently exercisable or exercisable within 60 days are deemed outstanding and owned by such person. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock.

(2) The address of such company is c/o Clark Management Co. Inc., P.O. Box 3090, Boynton Beach, Florida 33424.

(3) The address of such trust is P.O. Box 1315 East Sound, Washington 98245.

(4) Consists of 141,464 shares held by the Seybold Family Trust. Mr. Seybold is a Trustee of such Trust. The address of such individual is c/o Heuristic Development Group, Inc., 1219 Morningside Drive, Suite 102, Manhattan Beach, CA 90266.

(5) Includes 366,514 shares held by NGJ Ltd. Mr. Zink is the Chief Operating Officer of NGJ Ltd. The address of such individual is c/o Clark Management Co. Inc., P.O. Box 3090, Boynton Beach, Florida 33424. Mr. Zink disclaims beneficial ownership of the shares owned by NGJ Ltd.

(6) Represents shares held by the Blase Family Trust, of which Dr. Blase is Trustee. The address of such individual is c/o California Eye Care, 2390 East Florida Avenue, Suite 207, Hemet, California 92544.

(7) The address of such company is c/o Clark Management Co. Inc., P.O. Box 3090, Boynton Beach, Florida 33424.

(8) The address of such individual is c/o Riverside Health System, 606 Denbigh Boulevard, Suite 604, Newport News, Virginia 23608

(9) The address of such individual is c/o Kent Spiegel Direct, Inc., 6133 Bristol Parkway, Culver City, California 90230.

(10) The address of such individual is c/o Heuristic Development Group, 1219 Morningside Drive, Suite 102, Manhattan Beach, CA. 90266.

(11) The address of such individual is c/o Heuristic Development Group, 1219 Morningside Drive, Suite 102, Manhattan Beach, CA. 90266.

Escrowed Shares and Options

     In connection with the Company's initial public offering in February, 1997, the holders of 349,370 shares of the Company's Common Stock (the "Escrow Shares") and options to purchase 50,630 shares of the Company's Common Stock (the "Escrow Options") have placed the Escrow Shares and Escrow Options into escrow pursuant to an escrow agreement (the "Escrow Agreement") with American Stock Transfer & Trust Company, as escrow agent. The Escrow Shares and Escrow Options are not transferable or assignable, except upon death, by operation of law, to family members of the holders or to any trust for the benefit of the holders; provided that any permitted transferees must agree to be bound by the provisions of the Escrow Agreement. The Escrow Shares may be voted by the persons putting such shares into escrow. Holders of Escrow Options may exercise their options prior to their release from escrow; however, the shares issuable upon such exercise will be held as Escrow Shares pursuant to the Escrow Agreement.

     The Escrow Shares and Escrow Options will be released from escrow if, and only if, one or more of the following conditions is/are met:

(a) the Company's net income before provision for income taxes and exclusive of any extraordinary earnings (all as audited by the Company's independent public accountants) (the "Minimum Pretax Income") amounts to at least $3.3 million for the fiscal year ending December 31, 1998;

(b) the Minimum Pretax Income amounts to at least $4.5 million for the fiscal year ending December 31, 1999;

(c) the Minimum Pretax Income amounts to at least $5.7 million during the fiscal year ending December 31, 2000;

(d) the Bid Price (as defined in the Escrow Agreement) of the Common Stock averages in excess of $12.50 per share for 30 consecutive business days during the 18-month period commencing on February 11, 1997; or

(e) the Bid Price of the Common Stock averages in excess of $16.75 per share for 30 consecutive business days during the 18-month period commencing with the nineteenth month from February 11, 1997.

     The Minimum Pretax Income amounts set forth above shall (i) be calculated exclusively of any extraordinary earnings, including any charge to income resulting from release of the Escrow Shares and Escrow Options and (ii) be increased proportionately, with certain limitations, in the event additional shares of Common Stock or securities convertible into, exchangeable for or exercisable into Common Stock are issued after completion of the Company's initial public offering. The Bid Price amounts set forth above are subject to adjustment in the event of any stock splits, reverse stock splits or other similar events.

     Any money, securities, rights or property distributed in respect of the Escrow Shares and Escrow Options, including any property distributed as dividends or pursuant to any stock split, merger, recapitalization, dissolution, or total or partial liquidation of the Company, shall be held in escrow until release of the Escrow Shares and Escrow Options. If none of the applicable Minimum Pretax Income or Bid Price levels set forth above have been met by March 31, 2001, the Escrow Shares and Escrow Options, as well as any dividends or other distributions made with respect thereto, will be canceled and contributed to the capital of the Company. The Company expects that if the Escrow Shares and Escrow Options are released the release of the Escrow Shares and Escrow Options to officers, directors, employees and consultants of the Company will be deemed compensatory and, accordingly, will result in a substantial charge to reportable earnings, which would equal the fair market value of such shares on the date of release. Such charge could substantially increase the loss or reduce or eliminate the Company's net income, if any, for financial reporting purposes for the period during which such shares and options are, or become probable of being, released from escrow. Although the amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity, it may have a negative effect on the market price of the Company's securities.

     The Minimum Pretax Income and Bid Price levels set forth above were determined by negotiation between the Company and D.H. Blair Investment Banking Corp. and should not be construed to imply or predict any future earnings by the Company or any increase in the market price of its securities.

ITEM 12

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Kenneth W. Krugler, a director of the Company, is the President of Transpac Software Inc. In August 1994, the Company and Transpac entered into a consulting agreement. In 1997, Transpac Software, Inc. was paid $ 229,400 pursuant to such agreement.

                       HEURISTIC DEVELOPMENT GROUP, INC.
                         (a development stage company)
                               BALANCE SHEET
                           AS AT DECEMBER 31, 1997


                                          ASSETS
Current assets:
               Cash and cash equivalents                                    $3,785,000
               Prepaid expenses and other current assets                        82,000
                                                                            ----------
                    Total current assets                                     3,867,000

Capitalized software costs                                                     506,000
Furniture and equipment (net of accumulated depreciation)                       27,000
Organizational costs (net of accumulated amortization)                          11,000
                                                                            ----------
                    TOTAL                                                   $4,411,000
                                                                            ----------
                                                                            ----------





                                        LIABILITIES

Current liabilities:
                    Accounts payable                                        $    8,000
                    Accrued expenses                                            17,000
                                                                            ----------
                    Total current liabilities                                   25,000
                                                                            ----------

                                        STOCKHOLDERS' EQUITY

Preferred stock - $ .01 par value, authorized
    5,000,000 shares;  issued and outstanding none
Common stock - $ .01 par value, authorized
    20,000,000 shares;  issued and outstanding
    2,101,326 shares (includes 349,370 shares
    held in escrow)                                                             21,000
Additional paid-in capital                                                   8,441,000
(Deficit) accumulated during the development stage                          (4,076,000)
                                                                            ----------
                    Total stockholders' equity                               4,386,000
                                                                            ----------
                    TOTAL                                                   $4,411,000
                                                                            ----------
                                                                            ----------


     The accompanying notes to financial statements are an integral part hereof.

                       HEURISTIC DEVELOPMENT GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                                                                     July 20,
                                                                                       1994
                                                           Year Ended              (Inception)
                                                           December 31,                 to
                                                    ----------------------------   December 31,
                                                        1996            1997           1997
                                                    ------------   -------------   ------------
Costs and expenses:
  Research and development:
    Direct expenditures                                                            $    338,000
    Payments under research
      services agreement                                                                137,000
                                                                                   ------------

           Total research and
             development                                                                475,000
  General and administrative                        $  1,086,000    $  1,050,000      2,761,000
  Loss on sale and write down of equipment                    --         178,000        178,000
                                                    ------------   -------------   ------------

           Total costs and expenses                    1,086,000       1,228,000      3,414,000
                                                    ------------   -------------   ------------

(Loss) from operations                                (1,086,000)     (1,228,000)    (3,414,000)

Interest expense and amortization
  of debt discount and expense                          (322,000)       (406,000)      (746,000)

Interest income                                            1,000         193,000        206,000
                                                    ------------   -------------   ------------

Net (loss)                                          $ (1,407,000)   $ (1,441,000)   $(3,954,000)
                                                    ------------   -------------   ------------
                                                    ------------   -------------   ------------

Net (loss) per share - Basic and Diluted                            $      (0.91)
                                                                   -------------
                                                                   -------------

Weighted average shares outstanding                                    1,581,160
                                                                   -------------
                                                                   -------------

Supplemental net (loss) per share                   $      (3.78)
                                                   -------------
                                                   -------------

Supplemental weighted average shares outstanding         371,956
                                                   -------------
                                                   -------------

  The accompanying notes to financial statements are an integral part hereof.
                                      F-3


                                                                   Preferred Stock        Common Stock
                                                                    Par Value $.01       Par Value $.01
                                                                  ------------------    -----------------
                                                                  Shares      Amount    Shares     Amount
                                                                  ------      ------    ------     ------
Issuance of common stock for cash
     in August 1994 .......................................                             212,456   $ 2,000
Issuance of preferred stock for cash
     in August 1994 .......................................          550    $    --
Issuance of preferred stock in
     connection with obtaining assignment
     rights to developed technology
     in August 1994 .......................................           50         --
Net (loss) for the period from July 20,
    1994 (inception) to December 31, 1994
                                                                 -------    -------     -------   -------

Balance - December 31, 1994 ...............................          600         --     212,456     2,000
Surrender of common stock in
     October 1995 .........................................      (17,928)
Exercise of options in December 1995 ......................                              81,947     1,000
Net (loss) for the year ended
     December 31, 1995 ....................................
                                                                 -------    -------     -------   -------

Balance - December 31, 1995 ...............................          600         --     276,475     3,000
Exercise of options in March 1996 .........................                              30,733
Issuance of common stock for cash
     in March 1996 ........................................                                         9,218
Surrender of common stock in March 1996 ...................                             (21,770)
Surrender of common stock in June 1996 ....................                             (15,239)
Exercise of options in August 1996 ........................                               5,358
Surrender of common stock in August 1996 ..................                              (3,163)
Compensation expense in connection
     with grant of options in August 1996 .................
Warrants issued in connection with
     Bridge notes .........................................
Net (loss) for the year ended
     December 31, 1996 ....................................
                                                                 -------    -------     -------   -------

Balance - December 31, 1996 ...............................          600                281,612     3,000
Proceeds of Initial Public Offering, net
      of expenses, in February 1997 .......................                           1,380,000    14,000
Conversion of debt, accrued interest,
      preferred stock, and preferred dividends
      to common stock in February 1997 ....................         (600)        --     439,714     4,000
Net (loss) for the year ended
     December 31,1997 .....................................
                                                                 -------    -------     -------   -------

Balance - December 31,1997 ................................           --    $    --   2,101,326   $21,000
                                                                 -------    -------     -------   -------
                                                                 -------    -------     -------   -------


                                                                             (Deficit)
                                                                             Accumulated
                                                               Additional    During the
                                                                 Paid-in     Development
                                                                 Capital        Stage          Total
                                                              -----------    -----------    -----------
Issuance of common stock for cash
     in August 1994 .......................................   $    68,000                   $    70,000
Issuance of preferred stock for cash
     in August 1994 .......................................       550,000                       550,000
Issuance of preferred stock in
     connection with obtaining assignment
     rights to developed technology
     in August 1994 .......................................        50,000                        50,000
Net (loss) for the period from July 20,
    1994 (inception) to December 31, 1994 .................                  $  (230,000)      (230,000)
                                                              -----------    -----------    -----------

Balance - December 31, 1994 ...............................       668,000       (230,000)       440,000
Surrender of common stock in
     October 1995 .........................................
Exercise of options in December 1995 ......................       299,000                       300,000
Net (loss) for the year ended
     December 31, 1995 ....................................                     (876,000)      (876,000)
                                                              -----------    -----------    -----------

Balance - December 31, 1995 ...............................       967,000     (1,106,000)      (136,000)
Exercise of options in March 1996 .........................        10,000                        10,000
Issuance of common stock for cash
     in March 1996 ........................................        37,000                        37,000
Surrender of common stock in March 1996
Surrender of common stock in June 1996
Exercise of options in August 1996 ........................         2,000                         2,000
Surrender of common stock in August 1996
Compensation expense in connection
     with grant of options in August 1996 .................       236,000                       236,000
Warrants issued in connection with
     Bridge notes .........................................       500,000                       500,000
Net (loss) for the year ended
     December 31, 1996 ....................................                   (1,407,000)    (1,407,000)
                                                              -----------    -----------    -----------

Balance - December 31, 1996 ...............................     1,752,000     (2,513,000)      (758,000)
Proceeds of Initial Public Offering, net
      of expenses, in February 1997 .......................     5,487,000                     5,501,000
Conversion of debt, accrued interest,
      preferred stock, and preferred dividends
      to common stock in February 1997 ....................     1,202,000       (122,000)     1,084,000
Net (loss) for the year ended
     December 31,1997 .....................................                   (1,441,000)    (1,441,000)
                                                              -----------    -----------    -----------

Balance - December 31,1997 ................................   $ 8,441,000    $(4,076,000)   $ 4,386,000
                                                              -----------    -----------    -----------
                                                              -----------    -----------    -----------


  The accompanying notes to financial statements are an integral part hereof.
                                      F-4

                       HEURISTIC DEVELOPMENT GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                                                                                           July 20,
                                                                                                                            1994
                                                                                                                        (Inception)
                                                                                        Year Ended December 31,              to
                                                                                    ------------------------------      December 31,
                                                                                        1996              1997              1997
                                                                                    ------------      ------------      ------------
Cash flows from operating activities:
    Net (loss)                                                                      $(1,407,000)      $(1,441,000)      $(3,954,000)
    Adjustments to reconcile net (loss) to net cash (used
      in)operating activities:
        Depreciation and amortization                                                    56,000            51,000           141,000
        Loss on sale of equipment                                                                          29,000            29,000
        Loss on write down of equipment                                                                   149,000           149,000
        Value of preferred stock charged to research and
          development                                                                                                        50,000
        Amortization of loan acquisition costs                                           65,000            95,000           160,000
        Amortization of debt discount                                                   203,000           297,000           500,000
        Fair value of options granted                                                   236,000                             236,000
        Accrued interest on notes payable - stockholders                                 46,000                              64,000
          Changes in operating assets and liabilities:
               Increase in prepaid expenses and other current assets                     (9,000)          (68,000)         (121,000)
               Net (decrease) increase in accounts payable and accrued
                 expenses                                                                43,000          (164,000)           20,000

                                                                                    ------------      ------------      ------------
                 Net cash (used in) operating activities                               (767,000)       (1,052,000)       (2,726,000)
                                                                                    ------------      ------------      ------------

Cash flows from investing activities:
    Acquisition of fixed assets                                                         (45,000)          (59,000)         (330,000)
    Capitalized software costs                                                         (327,000)         (179,000)         (506,000)
    Proceeds from sale of equipment                                                                        13,000            13,000
                                                                                    ------------      ------------      ------------
                 Net cash (used in) investing activities                               (372,000)         (225,000)         (823,000)
                                                                                    ------------      ------------      ------------

Cash flows from financing activities:
    Proceeds from sale of common stock and exercise of
      options                                                                            49,000                             419,000
    Proceeds from the sale of preferred stock                                                                               550,000
    Proceeds from borrowings - notes payable - stockholders                             702,000                           1,194,000
    Proceeds from Bridge notes                                                        1,000,000                           1,000,000
    Repayment of Bridge notes                                                                          (1,000,000)       (1,000,000)
    Proceeds from initial public offering, net of expenses                             (198,000)        5,699,000         5,501,000
    Repayment of notes payable - stockholders                                                            (170,000)         (170,000)
    Loan acquisition costs                                                             (160,000)                           (160,000)

                                                                                    ------------      ------------      ------------
                 Net cash provided by financing activities                            1,393,000         4,529,000         7,334,000
                                                                                    ------------      ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               254,000         3,252,000         3,785,000

Cash and cash equivalents - beginning of period                                         279,000           533,000

                                                                                    ------------      ------------      ------------
Cash and cash equivalents - end of period                                           $   533,000       $ 3,785,000       $ 3,785,000
                                                                                    ------------      ------------      ------------
                                                                                    ------------      ------------      ------------

Supplemental and noncash disclosures:
    Preferred stock issued in connection with assignment
      agreement                                                                                                         $    50,000
    Warrants issued in connection with Bridge notes                                                                         500,000
    Common stock issued for conversion of debt, accrued interest,
      preferred stock and preferred dividends                                                         $ 1,084,000         1,084,000
    Initial public offering expenses charged to additional
      paid-in capital                                                                                     198,000
    Interest paid                                                                                          14,000            14,000

  The accompanying notes to financial statements are an integral part hereof.
                                      F-5

                       HEURISTIC DEVELOPMENT GROUP, INC.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS



(NOTE A) - THE COMPANY AND BASIS OF PRESENTATION:

     Heuristic Development Group, Inc. (the "Company"), is a development stage company. The Company is engaged in the development and marketing of the IntelliFit software, a product which generates personalized exercise prescriptions based on, among other things, an individual's weight, ability, medical history, goals, fitness level and exercise preferences, and tracks and records fitness progress. The IntelliFit software interacts with a user by applying algorithms to an individual's personal profile and adjusting a user's exercise prescription based on progress, frequency of workouts and other variables. The Company believes that this interactive feature helps motivate users to continue exercising, and allows users to reach their goals more quickly.

     To date, the Company has been engaged primarily in research and development activities relating to the IntelliFit software and has conducted only limited marketing activities. The Company believes that product development has been substantially completed and that the IntelliFit software is a viable product for a company which has complementary products and an existing field sales department. The Company has therefore initiated discussions with OEM customers regarding the sale or licensing of the IntelliFit software for incorporation into the OEM customers existing product lines. The Company has not yet generated any significant revenue.

     Additionally, the Company believes that the year 2000 issue has been adequately addressed during development of the product and will not affect its usefulness.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has incurred substantial losses since inception and such losses are expected to continue during the development stage.

     In February 1997, the Company successfully completed its initial public offering ("IPO") and received net proceeds of $5.5 million. In connection with the IPO (i) all of the Series A preferred stock ($600,000) together with accrued dividends of $122,000 through August 31, 1996 were converted into 175,793 shares of common stock and (ii) notes payable - stockholders and accrued interest aggregating $1,084,000 were converted into 263,921 shares of common stock.

(NOTE B)  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     [1]   CAPITALIZED SOFTWARE COSTS:

             In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalizes certain costs associated with the development of computer software. Such costs will be amortized over their estimated useful lives commencing with sales of the software products.

             Development costs incurred prior to achievement of technological feasibility were expensed.

(continued)                        F-6

                       HEURISTIC DEVELOPMENT GROUP, INC.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS



(NOTE B) - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:   (continued)


     [2]    FURNITURE AND EQUIPMENT:

              Furniture and equipment are carried at cost. Depreciation is provided using the straight-line method over the useful lives of the assets which range from three to seven years.

     [3]    INCOME TAXES:

             The Company has applied to the accompanying financial statements provisions required by accounting standards which require the use of the liability method of accounting for income taxes. Deferred taxes are recognized for temporary differences in the recognition of income and expenses for financial reporting and income tax purposes, principally due to capitalized start up costs and compensation expense in connection with the grant of options.

     [4]    CASH EQUIVALENTS:

             The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are held at a national bank which is highly capitalized.

     [5]    NET LOSS PER SHARE AND SUPPLEMENTAL NET LOSS PER SHARE OF COMMON
STOCK:

             During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires the reporting of earnings per basic share and earnings per diluted share. Earnings per basic share are calculated by dividing net income (loss) by the weighted average outstanding shares during the period. Earnings per diluted share are calculated by dividing net income (loss) by the basic shares and all dilutive securities including options. Adoption of SFAS No. 128 had no effect on prior periods. The Company has not included potential common shares in the diluted per share computation as the result would be antidilutive. As described in Note E (3), the stockholders have agreed to place 349,370 shares in escrow and accordingly, such shares have been excluded from the computation.

             Supplemental net loss per share in 1996 gives effect to the conversion in 1997 of preferred stock and notes payable - stockholders into common stock as if such transactions had occurred on January 1, 1996. (Note A)

     [6]    USE OF ESTIMATES:

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

(continued)                        F-7

                       HEURISTIC DEVELOPMENT GROUP, INC.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS


(NOTE B) - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:    (continued)


[7]    STOCK BASED COMPENSATION:

             During 1996, the Company implemented Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans (Note E [2]).

     [8]    ORGANIZATIONAL COSTS:

             Organizational costs incurred by the Company are being amortized over five years.

     [9]    FAIR VALUE OF FINANCIAL INSTRUMENTS:

             The carrying value of cash and cash equivalents and accounts payable approximates fair value because of the short-term maturity of those instruments.

(NOTE C) - FURNITURE AND EQUIPMENT:

     Furniture and equipment are summarized as follows:


          Computer Equipment                      $  5,000
          Furniture, fixtures and software          14,000
          Office equipment                          30,000
                                                   -------
                                                    49,000

          Less accumulated depreciation             22,000
                                                   -------

                         Balance                   $27,000
                                                   -------
                                                   -------


     During 1997, management decided to sell excess office equipment and selected components of the IntelliFit System. As a result of such sales, the Company decided to write down the remaining physical components and housings of the IntelliFit System and shorten their estimated useful lives to one year. The loss of $178,000 on the sale and write down of this equipment was recorded in 1997.

                       HEURISTIC DEVELOPMENT GROUP, INC.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS


(NOTE D) - REPAYMENT OF NOTES PAYABLE - STOCKHOLDERS AND BRIDGE LOAN

     In February 1997, the company repaid $170,000 of notes payable - stockholders and approximately $1,084,000 of notes payable - stockholders, including accrued interest, was converted to 263,921 shares of common stock.

     Additionally, Bridge notes of $1,000,000 and related interest were repaid.

(NOTE E) - STOCKHOLDERS' EQUITY:

     [1]    PREFERRED STOCK:

              In August 1994, the Company authorized and issued 600 shares of its $.01 par value Series A preferred stock the "Series A Preferred". The authorized capital for the preferred stock was increased to 5,000,000 shares with a par value of $.01 per share. In conjunction with the IPO all of the Series A preferred stock ($600,000) together with accrued dividends of $122,000 were converted into 175,793 shares of common stock.

     [2]    STOCK OPTION PLANS:

             The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, where the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

             Pro forma information regarding net income and earnings per share is required by SFAS No. 123. Such information has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The effect of applying SFAS No. 123 on 1996 and 1997 pro forma net income is not necessarily representative of the effects on reported net income for future years due to, among other things:
(1) the vesting period of the stock options and the (2) fair value of additional stock options in future years. The weighted average fair value of the options granted during 1996 and 1997 are estimated as $1.19 and $1.91, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                   1996      1997
                                                   ----      ----
             Dividend yield                          0%        0%
             Expected volatility                  0.30      0.30
             Risk-free interest rate               6.0%      6.14%
             Expected life in years                  3         5




(continued)                        F-9

                       HEURISTIC DEVELOPMENT GROUP, INC.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS


(NOTE E) - STOCKHOLDERS' EQUITY:    (continued)


     Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No.123, the Company's net loss and net loss per share including pro forma amounts would have been as follows:


                                                            1996           1997
                                                            ----           ----
     Net Loss As Reported                               $(1,407,000)   $(1,441,000)
              Pro forma                                  (1,413,000)    (1,451,000)
     Net Loss per share As Reported                           (3.78)         (0.91)
              Pro forma                                       (3.80)         (0.92)


     The Company's Stock Option Plan (the "Plan") adopted in October 1996, provides for issuance of 250,000 shares of the Company's common stock. In October 1996, options to purchase 200,000 shares of common stock at $5.00 per share were granted to officers/stockholders exercisable in four equal annual installments commencing one year from the date of grant. None of these options were exercised and all 200,000 of these options were rescinded upon the resignation of these officers/stockholders from the Company during 1997.

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

         Upon effectiveness of the IPO in 1997, the Company granted five-year options to purchase 6,000 shares of common stock to directors. Such options are excercisable at $5.00 per share commencing one year from the date of grant.

(continued)                        F-10

                       HEURISTIC DEVELOPMENT GROUP, INC.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS


(NOTE E) - STOCKHOLDERS' EQUITY:    (continued)


     Additional information with respect to stock option activity is summarized as follows:

                                              Weighted
                                              Average
                                  Shares       Price           Expiration Date
                                  ------       -----           ---------------
Granted - year ended
     December 31, 1994           115,359       $2.70            December 1995-
                                                                August 1996

Granted - year ended
     December 31, 1995             2,679       $ .33            August 1997-
                                                                August 1999

Exercised - year ended
     December 31, 1995           (81,947)      $3.67
Balance at
     December 31, 1995            36,091       $ .33            May 1996-
                                                                August 1999

Granted - August 1996             78,674       $ .50            August 2006
Granted - October 1996           200,000       $5.00            October 1997-
                                                                October 2000

Exercised - year ended
    December 31, 1996            (36,091)      $ .33
Balance at
    December 31, 1996            278,674       $3.73            October 1997-
                                                                August 2001

Granted - February 1997            6,000       $5.00            February 2002

Rescinded - year ended
    December 31, 1997           (200,000)      $5.00

Balance at
    December 31,1997              84,674       $ .82
                                ---------
                                ---------


     For the options issued in August 1996 to two former officers/stockholders, the Company has recorded related compensation expense of $236,000. In connection with the public offering certain of these options are subject to escrow provisions as a condition of the offering (NOTE E[3]).

(continued)                        F-11

                       HEURISTIC DEVELOPMENT GROUP, INC.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS



(NOTE E) - STOCKHOLDERS' EQUITY:    (continued)

     [3]    ESCROW SHARES/OPTIONS:

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

     [4]  WARRANTS:

             In connection with the sale of bridge notes in December 1996, the Company issued warrants for the purchase of 500,000 shares of common stock. Upon completion of the IPO, the warrants were converted into Class A Warrants as described in Note F.

(NOTE F) - SALE OF COMMON STOCK:

     In February and March 1997, the Company sold 1,380,000 units, resulting in net proceeds to the Company of $5.5 million. Each unit ("unit") offered by the Company consists of one share of common stock, $.01 par value ("Common Stock"), one redeemable Class A warrant ("Class A Warrants") and one redeemable Class B warrant ("Class B Warrants"). Each Class A Warrant entitles the holder to purchase one share of Common Stock and one Class B Warrant at an exercise price of $6.50, subject to adjustment, at any time until February 14, 2002. Each Class B Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $8.75, subject to adjustment, at any time until February 14, 2002. Commencing one year from the date of issuance the Class A Warrants and Class B Warrants (collectively, the "Warrants") are subject to redemption by the Company at a redemption price of $.05 per Warrant on 30 days written notice, provided the closing bid price of the Common Stock averages in excess of $9.10 per share in the case of Class A Warrants and $12.25 per share in the case of Class B Warrants for any 30 consecutive trading days ending within 15 days of the notice of redemption.

                       HEURISTIC DEVELOPMENT GROUP, INC.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS


(NOTE G) - COMMITMENTS AND OTHER MATTERS:

     RESEARCH SERVICES AGREEMENT:

     Pursuant to an agreement, expiring on December 31, 1998, to assist the Company in updating, designing, developing and implementing the software system used in the IntelliFit System, the Company paid the following amounts to a related party:



          PERIOD/YEAR ENDED                  AMOUNT
          -----------------                  ------
          December 31, 1994                 $ 20,000
          December 31, 1995                  110,000
          December 31, 1996                  244,000
          December 31, 1997                  179,000


     EMPLOYMENT AGREEMENT:

     The Company has a three year employment agreement with an officer providing for an annual base salary of $90,000 commencing February 1, 1997. The agreement provides for a bonus at the discretion of the Board of Directors and severance salary.

     RELATED PARTY TRANSACTIONS:

     The Company paid $40,000 to the President and stockholder of the Company for consulting services performed during 1997.

(NOTE H) - INCOME TAXES:

     At December 31, 1996 and December 31, 1997, the Company had available net operating loss carryforwards to reduce future taxable income of approximately $1,584,000 and $3,309,000, respectively. The net operating loss carryforwards expire in various amounts through 2012. The Company's ability to utilize its net operating loss carryforwards is subject to annual limitations as required under Section 382 of the Internal Revenue Code pursuant to ownership change arising during 1997 from the IPO and conversion of preferred stock and notes payable into common stock.

     At December 31, 1996 and December 31, 1997, the Company has deferred tax assets of approximately $963,000 and $1,497,000, respectively, representing the benefits of its net operating loss carryforwards and deferred taxes resulting from capitalized start-up costs and compensation expense in connection with the grant of options. The Company has provided a 100% valuation allowance for such assets since the likelihood of realization cannot be determined.

ITEM 13

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


     3.1  Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (No. 333-17635))

     3.2 By-laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (No. 333-17635))

     4.1  Bridge Note Agreement (Incorporated by reference to Exhibit 4.1 to the
          Company's Registration Statement on Form SB-2 (No. 333-17635))

     4.2 Bridge Warrant Agreement (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form SB-2 (No. 333-17635))

     4.3  Warrant Agreement (Incorporated by reference to Exhibit 4.3 to the
          Company's Registration Statement on Form SB-2 (No. 333-17635))

     10.1 1996 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2 (No. 333-17635))

     10.2 Form of Escrow Agreement by and between the Registrant, American Stock
          Transfer & Trust Company and certain security holders of the Registrant. (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form SB-2 (No. 333-17635))

     10.3 Assignment dated August 22, 1994 between Nautilus Group Japan, Ltd.
          and the Company. (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form SB-2 (No. 333-17635))

     10.4 Exclusive Distribution License Agreement dated June 1995 between
          Nautilus Group Japan, Ltd. and the Company. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2
          (No. 333-17635))

     10.5 Letter Agreement dated November 27, 1996 between Nautilus Group Japan,
          Ltd. and the Company. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form SB-2 (No. 333-17635))

     10.6 Retainer Agreement dated August 16, 1994 between TransPac Software
          Inc. and the Company. (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form SB-2 (No. 333-17635))

     10.7 Conversion Agreement between the Company and Nautilus Group Japan,
          Ltd. (Incorporated by reference to Exhibit 10.12 to the Company's
          Registration Statement on Form SB-2 (No. 333-17635))

     11.1 Statement re: computation of earnings per share.

     23.1 Consent of Richard A. Eisner & Company, LLP


     27.0 Financial Data Schedule

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

Signatures

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized


                                           HEURISTIC DEVELOPMENT GROUP, INC.
                                           ---------------------------------
                                                                (Registrant)

                                           /s/ Gregory L. Zink
                                           ---------------------------------
                                                             Gregory L. Zink
                                            Chief Executive Officer (Acting)

Dated: April 6, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     NAME                         TITLE                                   DATE

     /s/ JONATHAN SEYBOLD         Chairman of the Board and Director      April 9, 1998
     -----------------------
     Jonathan Seybold

     /s/ GREGORY L. ZINK          President and Director                  April 9, 1998
     -----------------------
     Gregory L. Zink

     /s/ THEODORE LANES           Chief Financial Officer and Director    April 9, 1998
     -----------------------
     Theodore Lanes

     /s/ BRIAN WASSERMAN          Director                                April 9, 1998
     -----------------------
     Brian Wasserman

     /s/ WILLIAM BLASE            Director                                April 9, 1998
     -----------------------
     William Blase

     /s/ KENNETH W. KRUGLER       Director                                April 9, 1998
     -----------------------
     Kenneth W. Krugler

     /s/ M. CAROLINE MARTIN       Director                                April 9, 1998
     -----------------------
     M. Caroline Martin

     /s/ ALLAN DALFEN             Director                                April 9, 1998
     -----------------------
     Allan Dalfen