Form 10QSB
period 1998-03-31
HEURISTIC DEVELOPMENT GROUP INC
filed 1998-05-14
CIK 1028718

                                     10-QSB
                                   Form 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-QSB




(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1998

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission file number 0 - 29044

                        Heuristic Development Group, Inc.
                 (Name of Small Business Issuer in Its Charter)



          Delaware                                             95-4491750
-------------------------------                           -------------------
(State or Other Jurisdiction of                           (I. R. S. Employer
Incorporation or Organization)                            Identification No.)

1219 Morningside Drive, Suite 102, Manhattan Beach, California      90266
--------------------------------------------------------------   ----------
          (Address of Principal Executive Offices)               (Zip Code)

                                 (310) 546-1065
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer:  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO
    ---     ---

State the number of shares outstanding of each of the issuer's common equity as of March 31, 1998: 2,101,326 shares of Common Stock, $.01 par value.

                                      INDEX

                                                                            Page
                                                                            ----

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Balance Sheet -
            March 31, 1998 . . . . . . . . . . . . . . . . . . . . . .       3

          Condensed Statements of Operations - Three
            Months  ended March 31, 1997
            and 1998 and period from inception (July 20, 1994)
            to March 31, 1998. . . . . . . . . . . . . . . . . . . . .       4

          Condensed Statements of Cash Flows - Three
            Months ended March 31, 1997 and 1998 and
            period from inception (July 20, 1994) to
            March 31, 1998 . . . . . . . . . . . . . . . . . . . . . .       5

          Notes to  Financial Statements -- March 31, 1998 . . . . . .       6

Item 2.  Management's Discussion and Analysis
            or Plan of Operation . . . . . . . . . . . . . . . . . . .       8

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .      10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11

Balance Sheet as of March 31, 1998



ASSETS

Current assets:
     Cash and cash equivalents                                     $ 3,697,000
     Prepaid expenses and other current assets                          50,000
                                                                   -----------

          Total current assets                                       3,747,000
                                                                   -----------

Capitalized software costs                                             506,000
Furniture and equipment (net of accumulated depreciation)               14,000
Organizational costs (net of accumulated amortization)                  10,000
                                                                   -----------

          TOTAL                                                    $ 4,277,000
                                                                   -----------
                                                                   -----------


LIABILITIES
Current liabilities:
     Accounts payable                                              $    16,000
     Accrued expenses                                                   20,000
                                                                   -----------

          Total current liabilities                                     36,000
                                                                   -----------


STOCKHOLDERS EQUITY

Preferred stock - $  .01 par value, authorized
    5,000,000 shares;  issued and outstanding none
Common stock - $  .01 par value, authorized
    20,000,000 shares;  issued and outstanding
    2,101,326 shares (includes 349,370 shares
    held in escrow)                                                     21,000
Additional paid-in capital                                           8,441,000
(Deficit) accumulated during the development stage                  (4,221,000)
                                                                   -----------

          Total stockholders' equity                                 4,241,000
                                                                   -----------

          TOTAL                                                    $ 4,277,000
                                                                   -----------
                                                                   -----------


Condensed Statement of Operations

                                                                                                                    July 20,
                                                                                                                      1994
                                                                                            Three Months Ended     (Inception)
                                                                                                     March 31          to
                                                                                     -------------------------      March 31,
                                                                                        1997           1998           1998
                                                                                     ----------     ----------    -----------

Costs and expenses:
    Research and development:
        Direct expenditures                                                                                       $   338,000
        Payments under research services agreement                                                                    137,000
                                                                                                                  -----------

               Total research and development                                                                         475,000
    General and administrative                                                       $  265,000     $  184,000      2,945,000
    Loss on sale and write down of equipment                                                 --          7,000        185,000
                                                                                     ----------     ----------    -----------

               Total costs and expenses                                                 265,000        191,000      3,605,000
                                                                                     ----------     ----------    -----------

(Loss) from operations                                                                 (265,000)      (191,000)    (3,605,000)

Interest (expense)                                                                     (406,000)            --       (746,000)

Interest income                                                                          23,000         46,000        252,000
                                                                                     ----------     ----------    -----------

Net (loss)                                                                           $ (648,000)    $ (145,000)   $(4,099,000)
                                                                                     ----------     ----------    -----------
                                                                                     ----------     ----------    -----------

Net (loss) per share - Basic and Diluted                                             $    (0.61)    $    (0.08)
                                                                                     ----------     ----------
                                                                                     ----------     ----------

Weighted average shares outstanding                                                   1,064,488      1,751,956
                                                                                     ----------     ----------
                                                                                     ----------     ----------


Condensed Statement of Cash Flows


                                                                                                                    July 20,
                                                                                                                      1994
                                                                                            Three Months Ended     (Inception)
                                                                                                     March 31          to
                                                                                    --------------------------      March 31,
                                                                                        1997           1998           1998
                                                                                    -----------    -----------    -----------

Cash flows from operating activities:
  Net (loss)                                                                        $  (648,000)      (145,000)    (4,099,000)
  Adjustments to reconcile net (loss) to net cash (used in) operating activities:
    Depreciation and amortization                                                        15,000          2,000        143,000
    Loss on sale and write down of equipment                                                             7,000        185,000
    Value of preferred stock charged to research and development                                                       50,000
    Amortization of loan acquisition costs                                               95,000                       160,000
    Amortization of debt discount                                                       297,000                       500,000
    Fair value of options granted                                                                                     236,000
    Accrued interest on notes payable - stockholders                                                                   64,000
      Changes in operating assets and liabilities:
        (Increase) decrease in prepaid expenses and other current assets                (21,000)        32,000        (89,000)
        Net (decrease) increase in accounts payable and accrued expenses                (21,000)        10,000         30,000
                                                                                    -----------    -----------    -----------

          Net cash (used in) operating activities                                      (283,000)       (94,000)    (2,820,000)
                                                                                    -----------    -----------    -----------

Cash flows from investing activities:
  Acquisition of fixed assets                                                           (53,000)        (5,000)      (335,000)
  Capitalized software costs                                                            (64,000)                     (506,000)
  Proceeds from sale of equipment                                                                       11,000         24,000
                                                                                    -----------    -----------    -----------

          Net cash (used in) investing activities                                      (117,000)         6,000       (817,000)
                                                                                    -----------    -----------    -----------

Cash flows from financing activities:
  Proceeds from sale of common stock and exercise of options                                                          419,000
  Proceeds from the sale of preferred stock                                                                           550,000
  Proceeds from borrowings - notes payable - stockholders                                                           1,194,000
  Proceeds from Bridge notes                                                                                        1,000,000
  Repayment of Bridge notes                                                          (1,000,000)                   (1,000,000)
  Initial public offering expenses                                                    5,699,000                     5,501,000
  Repayment of notes payable - stockholders                                            (170,000)                     (170,000)
  Loan acquisition costs                                                                                             (160,000)
                                                                                    -----------    -----------    -----------

          Net cash provided by financing activities                                   4,529,000             --      7,334,000
                                                                                    -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                       4,129,000        (88,000)     3,697,000

Cash - beginning of period                                                              533,000      3,785,000
                                                                                    -----------    -----------    -----------

Cash - end of period                                                                $ 4,662,000    $ 3,697,000    $ 3,697,000
                                                                                    -----------    -----------    -----------
                                                                                    -----------    -----------    -----------

Supplemental and noncash disclosures:
Preferred stock issued in connection with assignment agreement                                                         50,000
Warrants issued in connection with Bridge notes                                                                       500,000
Common stock issued for conversion of debt, accrued interest,
preferred stock and preferred dividends                                               1,084,000                     1,084,000
Initial public offering expenses charged to additional paid-in capital                  198,000
  Interest paid                                                                          14,000                        14,000


                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS



(NOTE A) - Basis of Presentation:

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10 - QSB and Item 310 (b) of Regulation S - B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and such other adjustments as described in NOTE C) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10 - KSB for the year ended December 31, 1997.

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

     To date, the Company has been engaged primarily in research and development activities relating to the IntelliFit software and has conducted only limited marketing activities. The Company believes that product development has been substantially completed and that the IntelliFit software is a viable for a company which has complementary products and an existing field sales department. The Company has therefore initiated discussions with OEM customers regarding the sale or licensing of the IntelliFit software for incorporation into the OEM customers existing product lines. The Company has not yet generated any significant revenue.

     Additionally, the Company believes that the year 2000 issue has been adequately addressed during development of the product and will not effect its usefulness.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has incurred substantial losses since inception and such losses are expected to continue during the development stage.

(NOTE C) -Loss on Sale and Write Down of Equipment:

     During the first quarter of 1998, management continued to sell excess office equipment and selected components of the IntelliFit System. As a result of such sales, the Company wrote down some remaining equipment.

     Losses recorded as a result of the sales and write downs are reported separately in the Statement of Operations as "Loss on Sale and Write Down of Equipment."

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
     In the second half of 1997, as a result of disappointing product acceptance, the Company's board and management undertook a new direction. While the Company believes that the marketing of the Intellifit System remains a potentially viable business, it appears that the timing of the product launch is premature relative to the needs of the market. Consequently, all former beta sites have been terminated and the relevant inventory liquidated. During late 1997, the Company sold all excess computer hardware, office furniture and equipment. Concurrent with the sales, the Company revalued the remaining inventory of Intellifit System components and shortened their estimated useful lives to one year, and suffered a loss on the sale and write down of the remaining assets. The Company recognized a loss from the sale and writedown of $178,000 during 1997 and $7,000 during the first quarter of 1998. Additionally, the Company has relocated the corporate office to much smaller, less expensive space, eliminated all personnel with the exception of the President/CEO, Chief Financial Officer and Controller, and liquidated all unnecessary fixed assets.

     From its inception in 1994 through the second quarter of 1997, the Company's efforts had been principally devoted to research, development and design of products, marketing activities and raising capital. The Company has generated only nominal revenues to date from the placement of test products and has incurred substantial operating losses. From inception through March 31, 1998, the Company sustained cumulative net losses of approximately $4,099,000 primarily as a result of general and administrative expenses, including salaries, marketing, and professional fees which have aggregated $2,945,000 since inception.

     During the three months ended March 31, 1998 and 1997, the Company incurred operating losses of $145,000 and, $648,000 respectively. The decrease in operating losses during 1998 reflects the reduction in the Company's general and administrative expenses. The loss from operations also includes an unusual loss on the sale and write down of fixed assets of $7,000 during the first quarter of 1998. The Company has reduced current cash use to approximately $40,000 per month. The Company has interest income of approximately $15,000 per month. The ongoing expenses are expected to remain at current levels into the second quarter of 1998.

     During the three months ended March 31,1998 and 1997, the Company recognized interest income of $46,000 and $23,000, respectively. The increase in 1998 interest income is as a result of investment of the Company's working capital. During the three months ended March 31,1998 and 1997, the Company incurred interest expense of $0 and $406,000, respectively. The reduction in interest expense during the 1998 quarter shows that the company undertook no additional financing activities.

PLAN OF OPERATION
     Based on feedback from test sites and beta customers, and the disappointing acceptance of the Intellifit product, the Company has revamped its going forward business model. The Company no longer believes that it can be successful in selling the Intellifit system to customers and supporting the systems in the field. It still believes that the Intellifit software is a viable product for a company which has complementary products and which has an existing field sales organization. The Company has therefore opened discussions with regard to selling or licensing the Intellifit software to OEM customers who would likely incorporate the Intellifit product into their existing product lines. The result of these discussions is unknown at this time. Additionally, the Company believes that the Intellifit product has no exposure to the year 2000 problem that may result from the date change at the end of 1999.

     Additionally, the Company has decided to pursue a strategy of an investment in, or acquisition of, an existing company. Management and the board of directors have been investigating various investment and acquisition possibilities. There can be no assurances that the Company will identify and complete such an investment or acquisition.

     Until the licensing of the Intellifit software or, an acquisition or investment, the Company does not expect to generate any significant revenues and there can be no assurance that efforts to market the existing product will be successful. Accordingly, the Company expects to continue to incur losses for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES
     At March 31, 1998, the Company had working capital of $ 3,711,000. Based on the Company's anticipated working capital needs, the Company believes that the working capital will be sufficient to sustain planned operations for at least the next 12 months. During such period, the Company intends to focus its efforts on maintaining the reduced cash usage, making an acquisition or investment in another company, and licensing the Intellifit software. There can be no assurances that the Company's efforts will be successful.

                                     PART II



Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits - None

     (b) No reports on Form 8-K were filed during the three months ended March 31, 1998.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HEURISTIC DEVELOPMENT GROUP, INC.



Date:  May  13, 1998          by:  /s/ Gregory L. Zink
                                  --------------------------------------------
                                       Gregory L. Zink, President



                              by:  /s/ Theodore Lanes
                                  --------------------------------------------
                                       Theodore Lanes, Chief Financial Officer