Form 10QSB
period 1998-06-30
HEURISTIC DEVELOPMENT GROUP INC
filed 1998-08-14
CIK 1028718

                                     10-QSB
                                   Form 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB




(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1998

(  )   Transition report under Section 13 or 15(d) of the Securities Exchange
       Act of 1934

For the transition period from _______ to _______

Commission file number 0 - 29044

                        Heuristic Development Group, Inc.
                 (Name of Small Business Issuer in Its Charter)


             Delaware                                   95-4491750
  -------------------------------                   --------------------
  (State or Other Jurisdiction of                   (I. R. S. Employer
   Incorporation or Organization)                   Identification No. )

1219 Morningside Drive, Suite 102, Manhattan Beach, California          90266
--------------------------------------------------------------       ----------
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

State the number of shares outstanding of each of the issuer's common equity as of August 15, 1998: 2,101,326 shares of Common Stock, $ . 01 par value.

                                      INDEX

                                                                                   Page
                                                                                   ----
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheet -
           June 30, 1998.........................................................    3

         Condensed Statements of Operations - Three Months and Six Months ended
           June 30, 1997 and 1998 and period from inception (July 20, 1994)
           to June 30, 1998......................................................    4

         Condensed Statements of Cash Flows - Six Months ended June 30, 1997 and
           1998 and period from inception (July 20, 1994) to
           June 30, 1998.........................................................    5

         Notes to  Financial Statements - June 30, 1998..........................    6

Item 2.  Management's Discussion and Analysis
           or Plan of Operations.................................................    8

Part II. OTHER INFORMATION

Item 3.  Other Information.......................................................   10

Item 4.  Exhibits and Reports on Form 8-K........................................   10

SIGNATURES.......................................................................   11


                                     ASSETS

Current assets:
               Cash and cash equivalents                             $ 3,568,000
               Prepaid expenses and other current assets                  73,000
                                                                     -----------

                            Total current assets                       3,641,000
                                                                     -----------

Captialized software costs                                               506,000
Furniture and equipment (net of accumulated depreciation)                 13,000
Organizational costs (net of accumulated amortization)                     8,000
                                                                     -----------

                            TOTAL                                    $ 4,168,000
                                                                     -----------
                                                                     -----------

                                  LIABILITIES

Current liabilities:
               Accounts payable                                      $     1,000
               Accrued expenses                                            6,000
                                                                     -----------

                            Total current liabilities                      7,000
                                                                     -----------


                               STOCKHOLDERS' EQUITY

Preferred stock - $ .01 par value, authorized
5,000,000 shares; issued and outstanding none
Common stock - $ .01 par value, authorized 20,000,000
shares; issued and outstanding 2,101,326 shares
(includes 349,370 shares held in escrow)                                  21,000
Additional paid-in capital                                             8,441,000
(Deficit) accumulated during the development stage                    (4,301,000)
                                                                     -----------

                            Total stockholders' equity                 4,161,000
                                                                     -----------

                            TOTAL                                    $ 4,168,000
                                                                     -----------
                                                                     -----------

                                                                                                               July 20,
                                                                                                                 1994
                                                        Three Months Ended                Six Months Ended    (Inception)
                                                             June 30                           June 30,           to
                                            ----------------------------  --------------------------------     June 30,
                                               1997            1998            1997             1998             1998
                                            ------------    ------------  ---------------  --------------- --------------
 Costs and expenses:
 Research and development:
 Direct expenditures                                                                                        $   338,000
 Payments under research
  services agreement                                                                                            137,000
                                                                                                           ------------

      Total research and development                                                                            475,000
 General and administrative                  $  424,000      $  130,000      $   688,000       $  314,000     3,075,000
 Loss on sale and write down of equipment             -               -                             7,000       185,000
                                            ------------    ------------  ---------------  --------------- ------------

      Total costs and expenses                  424,000         130,000          688,000          321,000     3,735,000
                                            ------------    ------------  ---------------  --------------- ------------

 (Loss) from operations                        (424,000)       (130,000)        (688,000)        (321,000)   (3,735,000)

 Interest (expense)                                   -               -         (406,000)               -      (746,000)

 Interest income                                 44,000          50,000           68,000           96,000       302,000
                                            ------------    ------------  ---------------  --------------- ------------

 Net (loss)                                  $ (380,000)     $  (80,000)     $(1,026,000)        (225,000)  $(4,179,000)
                                            ------------    ------------  ---------------  --------------- ------------
                                            ------------    ------------  ---------------  --------------- ------------

 Net (loss) per share - Basic and Diluted    $    (0.22)     $    (0.05)     $     (0.73)           (0.13)
                                            ------------    ------------  ---------------  --------------- ------------
                                            ------------    ------------  ---------------  --------------- ------------

 Weighted average shares outstanding          1,751,956       1,751,956        1,399,026        1,751,956
                                            ------------    ------------  ---------------  --------------- ------------
                                            ------------    ------------  ---------------  --------------- ------------

                                                                                                               July 20,
                                                                                                                 1994
                                                                                   Six Months Ended           (Inception)
                                                                                       June 30,                   to
                                                                             ------------------------------    June 30,
                                                                                 1997            1998            1998
                                                                             --------------  --------------  -------------
Cash flows from operating activities:
Net (loss)                                                                     $(1,026,000)       (225,000)    (4,179,000)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Depreciation and amortization                                                       30,000           5,000        146,000
Loss on sale and write down of equipment                                                             7,000        185,000
Value of preferred stock charged to research and development                                                       50,000
Amortization of loan acquisition costs                                              95,000                        160,000
Amortization of debt discount                                                      297,000                        500,000
Fair value of options granted                                                                                     236,000
Accrued interest on notes payable - stockholders                                                                   64,000
Changes in operating assets and liabilities:
      (Increase) decrease in prepaid expenses and other current assets             (55,000)          9,000       (112,000)

      Net (decrease) increase in accounts payable and accrued expenses             (11,000)        (19,000)         1,000


                                                                             --------------  --------------  -------------
      Net cash (used in) operating activities                                     (670,000)       (223,000)    (2,949,000)
                                                                             --------------  --------------  -------------

Cash flows from investing activities:
Acquisition of fixed assets                                                        (57,000)         (5,000)      (335,000)
Capitalized software costs                                                        (149,000)                      (506,000)
Proceeds from sale of equipment                                                                     11,000         24,000

                                                                             --------------  --------------  -------------
      Net cash (used in) investing activities                                     (206,000)          6,000       (817,000)
                                                                             --------------  --------------  -------------

Cash flows from financing activities:
Proceeds from sale of common stock and exercise of options                       6,900,000                        419,000
Proceeds from the sale of preferred stock                                                                         550,000
Proceeds from borrowings - notes payable - stockholders                                                         1,194,000
Proceeds from Bridge notes                                                                                      1,000,000
Repayment of Bridge notes                                                       (1,000,000)                    (1,000,000)
Initial public offering expenses                                                (1,201,000)                     5,501,000
Repayment of notes payable - stockholders                                         (170,000)                      (170,000)
Loan acquisition costs                                                                                           (160,000)

                                                                             --------------  --------------  -------------
      Net cash provided by financing activities                                  4,529,000               -      7,334,000
                                                                             --------------  --------------  -------------

NET INCREASE (DECREASE) IN CASH                                                  3,653,000        (217,000)     3,568,000

Cash - beginning of period                                                         533,000       3,785,000

                                                                             --------------  --------------  -------------
Cash - end of period                                                           $ 4,186,000      $3,568,000      3,568,000
                                                                             --------------  --------------  -------------
                                                                             --------------  --------------  -------------
Supplemental and noncash disclosures:
Preferred stock issued in connection with assignment agreement                                                     50,000
Warrants issued in connection with Bridge notes                                                                   500,000
Common stock issued for conversion of debt, accrued interest,
preferred stock and preferred dividends                                          1,084,000                      1,084,000
Initial public offering expenses charged to additional paid-in capital             198,000
Interest paid                                                                       14,000                         14,000

                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS



(NOTE A) - Basis of Presentation:

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10 - QSB and
Item 310 (b) of Regulation S - B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and such other adjustments as described in NOTE C) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company annual report on Form 10 - KSB for the year ended December 31, 1997.

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

(continued)

                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENT


(NOTE C) - Loss on Sale and Write Down of Equipment:

     During the first quarter of 1998, management continues to sell excess office equipment and selected components of the IntelliFit System. As a result of such sales, the Company wrote down some remaining equipment.

     Losses recorded as a result of the sales and write downs are reported separately in the Statement of Operations as "Loss on Sale and Write Down of Equipment."

(NOTE D) - Subsequent Events:

     On August 11, 1998, the Company announced that it has entered into a letter of intent to acquire Autoskill, Inc.,("the Seller"), a national satellite auto parts locating network. Under the proposed transaction, the Company would acquire the Seller for $2.2 million in cash, 500,000 shares of the Company's common stock, and three new series of the Company's preferred stock (totalling $4,250,000), which could under certain circumstances be convertible into an aggregate of 4,250,000 shares of the Company's common stock. The Company will also assume all the seller's liabilities. The transaction is expected to close in the fourth quarter of 1998, subject to the negotiation of definitive agreements and the satisfaction of certain conditions, including obtaining the approval of the Company's stockholders and an opinion from an investment banking firm that the transaction is fair to the Company's stockholders. Failure to close the transaction for any reason other than fault of the Seller's, will result in a $100,000 payment to the Seller.

     Additionally, the Company's Board of Directors authorized a program to repurchase up to 200,000 shares of its common stock.

Item 2.

MANAGEMENT's DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     In the second half of 1997, the Company commenced a reassessment of its Intellifit system program in light of initially disappointing product acceptance. While the Company believes that the marketing of the Intellifit System remains a potentially viable business, it appears that the timing of the product launch is premature relative to the needs of the market. Consequently, the company terminated all former beta sites and liquidated the relevant inventory. During late 1997, the Company sold all excess computer hardware, office furniture and equipment. Concurrent with the sales, the Company revalued the remaining inventory of Intellifit System components and shortened their estimated useful lives to one year, and suffered a loss on the sale and write down of the remaining assets. The Company recognized a loss from the sale and writedown of $178,000 during 1997 and $7,000 during the first quarter of 1998. Additionally, the Company has relocated the corporate office to much smaller, less expensive space, eliminated all personnel with the exception of the President/CEO, Chief Financial Officer and Controller, and liquidated all unnecessary fixed assets. The Company continues to explore possible licensing opportunities for the Intellifit system.

     From its inception in 1994 through the second quarter of 1997, the Company's efforts had been principally devoted to research, development and design of products, marketing activities and raising capital. The Company has generated only nominal revenues to date from the placement of test products and has incurred substantial operating losses. From inception through June 30, 1998, the Company sustained cumulative net losses of approximately $4,179,000 primarily as a result of general and administrative expenses, including salaries, marketing, and professional fees which have aggregated $3,075,000 since inception.

     During the three and six months ended June 30, 1998 , the Company incurred operating losses of $80,000 and $225,000, while during the same three and six month periods during 1997, the Company incurred operating losses of $380,000 and, $1,026,000, respectively. The decrease in operating losses during 1998 reflects the reduction in the Company's general and administrative expenses. The loss from operations also includes an unusual loss on the sale and write down of fixed assets of $7,000 during the first quarter of 1998. The Company has reduced current cash use to approximately $40,000 per month. The Company has interest income of approximately $15,000 per month. The ongoing expenses are expected to remain at current levels into the second half of 1998.

     During the three and six months ended June 30, 1998, the Company recognized interest income of $50,000 and $96,000 respectively. During the same periods in 1997, the Company recognized interest income of $44,000 and $68,000. The increase in 1998 interest income is as a result of re-investment of the Company's working capital. During the three and six months ended June 30, 1998 the Company did not incur any interest expense. During the same three and six months periods in 1997, the Company incurred interest expense of $0 and $406,000, respectively. The reduction of interest expense during 1998 shows that the company undertook no additional financing activities.

PLAN OF OPERATION

     Based on feedback from test sites and beta customers, and the disappointing acceptance of the Intellifit product, the Company has revamped its going forward business model. The Company no longer believes that it can be successful in selling the Intellifit System to consumers and supporting the systems in the field. It still believes that the Intellifit software is a viable product for a company which has complementary products and which has an existing field sales and support organization. Accordingly, the Company has engaged in discussions with respect to possible licensing arrangements, with regard to selling or licensing the Intellifit software to OEM customers for incorporation into existing or new product lines. No assurances can be given that any such discussions will result in any agreements being reached. Additionally, the Company believes that the Intellifit product has no exposure to the year 2000 problem that may result from the date change at the end of 1999.

     Additionally, the Company has decided to pursue a strategy of an investment in, or acquisition of, an existing company. Management and the board of directors have been investigating various investment and acquisition possibilities. There can be no assurances that the Company will identify and complete such an investment or acquisition.

Until the licensing of the Intellifit software or, an acquisition or investment, the Company does not expect to generate any significant revenues and there can be no assurance that efforts to market the Intellifit System will be successful. Accordingly, the Company expects to continue to incur losses for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had working capital of $ 3,634,000. Based on the Company's anticipated working capital needs, the Company believes that the working capital will be sufficient to sustain planned operations for at least the next 12 months. During such period, the Company intends to focus its efforts on maintaining the reduced cash usage, making an acquisition or investment in another company, and licensing the Intellifit software. There can be no assurances that the Company's efforts will be successful.

SUBSEQUENT EVENTS

     On August 11, 1998, the Company announced that it has entered into a letter of intent to acquire Autoskill, Inc., ("the Seller"), a national satellite auto parts locating network. The Seller's network offers customers the ability to locate auto parts by sending point to multi-point messages to other network subscribers using the Seller's proprietary software and satellite uplink facilities. Based on audited financial statements for the year 1997, the Seller generated EBITDA in excess of $660,000 on revenues of approximately $1,450,000.

     Under the proposed transaction, the Company would acquire the Seller (represented by principals Jeffrey Rubin and Robert Cohen) for $2.2 million in cash, 500,000 shares of the Company's common stock, and three series of the Company's preferred stock, (totalling $4,250,000) which could under certain circumstances be convertible into an aggregate of 4,250,000 shares of the Company's common stock. The transaction is expected to close in the fourth quarter of 1998, subject to the negotiation of definitive agreements and the satisfaction of certain conditions, including obtaining the approval of the Company's stockholders and an opinion from an investment banking firm satisfactory to the Company that the transaction is fair to the Company's stockholders. Failure to close the transaction for any reason other than fault of the Sellers's, will result in a $100,000 payment to the Seller.

     Upon consummation of the transaction, Jeffrey Rubin and one other person selected by him would join existing the Company directors, Jonathan Seybold, Greg Zink and Brian Wasserman, who would constitute the the Company Board.

     Additionally, the Company's Board of Directors authorized a program to repurchase up to 200,000 shares of its common stock. the Company anticipates that depending on market conditions, the shares may be acquired in the open market or in privately negotiated transactions.

                                     PART II


Item 3. Other Information


Item 4. Exhibits and Reports on Form 8-K

 (a)  Exhibits - None

 (b) No reports on Form 8-K were filed during the three months ended June 30, 1998.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           HEURISTIC DEVELOPMENT GROUP, INC.



Date:  August , 1998       by:  /s/ Gregory L. Zink
                                ---------------------------------------
                                Gregory L. Zink, President



                           by:  /s/ Theodore Lanes
                                ---------------------------------------
                                Theodore Lanes, Chief Financial Officer