Form 10QSB
period 1998-09-30
HEURISTIC DEVELOPMENT GROUP INC
filed 1998-11-13
CIK 1028718

                                       10-QSB
                                    Form 10-QSB

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                   FORM 10-QSB


(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1998

(  ) Transition report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the transition period from _______ to _______

Commission file number 0 - 29044

                         Heuristic Development Group, Inc.
                  (Name of Small Business Issuer in Its Charter)



           Delaware                                 95-4491750
---------------------------------               ----------------------
(State or Other Jurisdiction of                 (I. R. S. Employer
Incorporation or Organization)                  Identification No.)

1219 Morningside Drive, Suite 102, Manhattan Beach, California      90266
--------------------------------------------------------------      -----
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

State the number of shares outstanding of each of the issuer's common equity as of November 15, 1998: 2,101,326 shares of Common Stock, $.01 par value.

                                     INDEX

                                                                            Page
                                                                            ----
Part  I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Balance Sheet -
            September 30, 1998     ........................................   3

          Condensed Statements of Operations - Three
            Months and Nine Months ended September 30, 1997
            and 1998 and period from inception (July 20, 1994)
            to September 30, 1998  ........................................   4

          Condensed Statements of Cash Flows - Nine
            Months ended September 30, 1997 and 1998 and
            period from inception (July 20, 1994) to
            September 30, 1998     ........................................   5

          Notes to Financial Statements - September 30, 1998  .............   6

Item 2.   Management's Discussion and Analysis
            or Plan of Operations  ........................................   8

Part II.  OTHER INFORMATION

Item 3.   Other Information  ..............................................  10

Item 4.   Exhibits and Reports on Form 8-K  ...............................  10

SIGNATURES  ...............................................................  11

BALANCE SHEET AS OF SEPTEMBER 30, 1998

                                       ASSETS

Current assets:
                Cash and cash equivalents                       $ 3,373,000
                Prepaid expenses and other current assets            61,000
                                                                -----------
                    Total current assets                          3,434,000
                                                                -----------

Capitalized software costs                                           50,000
Furniture and equipment (net of accumulated depreciation)            13,000
Organizational costs (net of accumulated amortization)                6,000
                                                                -----------
                    TOTAL                                       $ 3,503,000
                                                                -----------
                                                                -----------



                                   LIABILITIES

Current liabilities:
                Accounts payable                                $     2,000
                Accrued expenses                                      8,000
                                                                -----------
                    Total current liabilities                        10,000
                                                                -----------



                             STOCKHOLDERS' EQUITY

Preferred stock - $.01 par value, authorized
  5,000,000 shares; issued and outstanding none
Common stock - $.01 par value, authorized
  20,000,000 shares; issued and outstanding
  2,101,326 shares (includes 349,370 shares held in escrow)          21,000
Additional paid-in capital                                        8,440,000
Treasury stock (24,000 shares)                                      (27,000)
(Deficit) accumulated during the development stage               (4,941,000)
                                                                -----------
                    Total stockholders' equity                    3,493,000
                                                                -----------
                    TOTAL                                       $ 3,503,000
                                                                -----------
                                                                -----------

CONDENSED STATEMENT OF OPERATIONS

                                                                                                            July 20,
                                                                                  Nine Months                  1994
                                                   Three Months Ended                Ended                 (Inception)
                                                       September 30              September 30,                 to
                                                 ----------------------    ---------------------------    September 30,
                                                    1997         1998         1997            1998            1998
                                                 ---------    ---------    -----------    ------------    ------------
Costs and expenses:
  Research and development:
    Direct expenditures                                                                                    $   338,000
    Payments under research services agreement                                                                 137,000
                                                                                                           -----------
        Total research and development                                                                         475,000
  General and administrative                     $ 203,000    $ 124,000    $   892,000     $   438,000       3,199,000
  Loss on sale and write down of equipment         122,000            -        122,000           7,000         185,000
  Write down of capitalized software to
    estimated net realizable value                              456,000                        456,000         456,000
  Loss on impairment of investment                              100,000                        100,000         100,000
                                                 ---------    ---------    -----------     -----------     ------------
        Total costs and expenses                   325,000      680,000      1,014,000       1,001,000       4,415,000
                                                 ---------    ---------    -----------     -----------     ------------
(Loss) from operations                            (325,000)    (680,000)    (1,014,000)     (1,001,000)     (4,415,000)
Interest (expense)                                       -       (2,000)      (406,000)         (2,000)       (748,000)
Interest income                                     56,000       42,000        124,000         138,000         344,000
                                                 ---------    ---------    -----------     -----------     ------------
Net (loss)                                       $(269,000)   $(640,000)   $(1,296,000)       (865,000)    $(4,819,000)
                                                 ---------    ---------    -----------     -----------     ------------
                                                 ---------    ---------    -----------     -----------     ------------
Net (loss) per share - Basic and Diluted         $   (0.15)   $   (0.37)   $     (0.96)    $     (0.49)
                                                 ---------    ---------    -----------     -----------
                                                 ---------    ---------    -----------     -----------
Weighted average shares outstanding              1,751,956    1,743,789      1,343,359       1,749,234
                                                 ---------    ---------    -----------     -----------
                                                 ---------    ---------    -----------     -----------

CONDENSED STATEMENT OF CASH FLOWS

                                                                                           July 20,
                                                                                             1994
                                                              Nine Months Ended           (Inception)
                                                         ---------------------------          to
                                                         September 30,                   September 30,
                                                             1997            1998            1998
                                                         -------------    ----------     -------------
Cash flows from operating activities:
  Net (loss)                                               $(1,296,000)   $ (865,000)     $(4,819,000)
  Adjustments to reconcile net (loss) to net cash
    (used in) operating activities:
    Depreciation and amortization                               40,000         8,000          149,000
    Loss on sale and write down of equipment                   123,000         7,000          185,000
    Write down of capitalized software to
      estimated net realizable value                                         456,000          456,000
    Deposit for letter of intent                                             100,000          100,000
    Value of preferred stock charged to
      research and development                                                                 50,000
    Amortization of loan acquisition costs                      95,000                        160,000
    Amortization of debt discount                              297,000                        500,000
    Fair value of options granted                                                             236,000
    Accrued interest on notes payable - stockholders                                           64,000
      Changes in operating assets and liabilities:
        (Increase) decrease in prepaid expenses and
          other current assets                                 (32,000)       21,000         (100,000)
        Net (decrease) increase in accounts payable
          and accrued expenses                                (163,000)      (17,000)           3,000
                                                           -----------    ----------      -----------

          Net cash (used in) operating activities             (936,000)     (290,000)      (3,016,000)
                                                           -----------    ----------      -----------

Cash flows from investing activities:
  Deposit for letter of intent                                              (100,000)        (100,000)
  Acquisition of fixed assets                                  (59,000)       (6,000)        (336,000)
  Capitalized software costs                                  (149,000)                      (506,000)
  Proceeds from sale of equipment                                8,000        11,000           24,000
                                                           -----------    ----------      -----------
          Net cash (used in) investing activities             (200,000)      (95,000)        (918,000)
                                                           -----------    ----------      -----------

Cash flows from financing activities:
  Proceeds from sale of common stock and
    exercise of options                                      6,900,000                        419,000
  Proceeds from the sale of preferred stock                                                   550,000
  Proceeds from borrowings - notes payable -
    stockholders                                                                            1,194,000
  Proceeds from Bridge notes                                                                1,000,000
  Repayment of Bridge notes                                 (1,000,000)                    (1,000,000)
  Initial public offering expenses                          (1,201,000)                     5,501,000
  Repayment of notes payable - stockholders                   (170,000)                      (170,000)
  Loan acquisition costs                                                                     (160,000)
  Purchase of treasury stock                                                 (27,000)         (27,000)
                                                           -----------    ----------      -----------
          Net cash provided by financing activities          4,529,000       (27,000)       7,307,000
                                                           -----------    ----------      -----------
NET INCREASE (DECREASE) IN CASH                              3,393,000      (412,000)       3,373,000
Cash - beginning of period                                     533,000     3,785,000
                                                           -----------    ----------      -----------
Cash - end of period                                       $ 3,926,000    $3,373,000      $ 3,373,000
                                                           -----------    ----------      -----------
                                                           -----------    ----------      -----------

Supplemental and noncash disclosures:
  Preferred stock issued in connection with
    assignment agreement                                                                       50,000
  Warrants issued in connection with Bridge notes                                             500,000
  Common stock issued for conversion of debt,
    accrued interest, preferred stock and
    preferred dividends                                      1,084,000                      1,084,000
  Initial public offering expenses charged to
    additional paid-in capital                                 198,000
  Interest paid                                                 14,000         2,000           16,000

                         HEURISTIC DEVELOPMENT GROUP, INC.
                           (a development stage company)

                           NOTES TO FINANCIAL STATEMENTS


(NOTE A) - Basis of Presentation:

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10 - QSB and
Item 310 (b) of Regulation S - B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and such other adjustments as described in NOTE C) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company annual report on Form 10 - KSB for the year ended December 31, 1997.

(NOTE B) - The Company:

     Heuristic Development Group (the "Company") is a development stage company incorporated in Delaware in July 1994. The Company has been unsuccessful in arranging licensing agreements for the Intellifit software. As such, the Company has written down capitalized software to its estimated net realizable value at September 30, 1998. The Company still believes that the Intellifit software is a viable product for a company which has complementary products and which has an existing field sales and support division. Accordingly, the Company will still pursue licensing agreements for the Intellifit software.

     Additionally, the Company believes that the year 2000 issue has been adequately addressed during development of the product and will not affect its usefulness.

     The Company has also decided to pursue a strategy of investing in or acquiring an existing company. During the three months ended September 30, 1998 a Letter of Intent to purchase an existing company was signed and a deposit paid by the Company in accordance with the agreement. A condition to the consummation of the transaction was that the Company's common stock remain listed on the NASDAQ SmallCap market. The Company was later advised by NASDAQ that the Company would be required to meet NADSAQ's initial listing requirements in order to remain listed. The Company would not have met these requirements and the agreement was terminated by the

Company. The deposit was forfeited and is reflected in the accompanying Statement of Operations as "Loss on impairment of investment".

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

(NOTE D) - Stock Repurchase:

     The Company's Board of Directors authorized a program to repurchase up to 200,000 shares of its common stock. As of September 30, 1998, approximately 24,000 shares have been repurchased and are shown as a reduction of stockholder' equity.

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

     The Company has been unsuccessful in arranging licensing agreements for the Intellifit system. As such, the Company has decided to write off $456,000 of capitalized software costs represented by the Intellifit system on the Company's balance sheet. Up to this point, the Company had believed that a licensing, OEM or Joint Venture deal was imminent with the Intellifit software. While the Company still believes that the software has value, it no longer believes that a deal is imminent. As such, the Company has decided to write down the value of capitalized software to its estimated net realizable value of $50,000. The Company will still pursue licensing agreements for the Intellifit system.

     From inception through September 30, 1998, the Company sustained cumulative net losses of approximately $4,819,000 primarily as a result of general and administrative expenses, including salaries, marketing, and professional fees which have aggregated $3,199,000 since inception. During the three and nine months ended September, 1998, the Company incurred operating losses of $640,000 and $865,000, while during the same three and nine month periods during 1997, the Company incurred operating losses of $269,000 and $1,296,000 respectively. The reduced operating losses during 1998 include a one time loss on impairment of investment of $100,000, $50,000 of which was a deposit due upon signing the Letter of Intent for the merger of the Company and Autoskill Inc., a California corporation, and the other $50,000 was paid to Autoskill during September, 1998 as required pursuant to the Letter of Intent. A condition to the consummation of the transaction was that the Company's common stock remain listed on the NASDAQ SmallCap market. The Company was advised by NASDAQ that if the transaction were consummated, it would have been required to meet NASDAQ's initial listing requirements in order to remain listed. The Company would not have met these requirements and the Letter of Intent was allowed to expire.

     The Company has reduced current cash use to approximately $40,000 per month. The Company has interest income of approximately $15,000 per month. The ongoing expenses are expected to remain at current levels through the end of 1998.

     During the three and nine months ended September 30, 1998, the Company recognized interest income of $42,000 and $138,000 respectively. During the same periods in 1997, the Company recognized interest income of $56,000 and $124,000. The increase in 1998 interest income is as a result of re-investment of the Company's working capital. During the three and nine months ended September 30, 1998 the Company incurred nominal interest expense on previous payroll taxes. During the same three and nine months periods in 1997, the Company incurred interest expense of $0 and $406,000, respectively. The reduction of interest expense during 1998 shows that the Company undertook no additional financing activities.

PLAN OF OPERATION

     Based on feedback from test sites and beta customers, and the disappointing acceptance of the Intellifit product, the Company has revamped its going forward business model. The Company no longer believes that it can be successful in selling the Intellifit System to consumers and supporting the systems in the field. As such, the Company has written off capitalized software costs of $456,000 representing all but the salvage value of the Intellifit software on the Company's balance sheet. It still believes that the Intellifit software is a viable product for a company which has complementary products and which has an existing field sales and support organization. Accordingly, the Company will still entertain discussions with respect to possible licensing arrangements, with regard to selling or licensing the Intellifit software to OEM customers for incorporation into existing or new product lines. No assurances can be given that any such discussions will result in any agreements being reached. Additionally, the Company believes that the Intellifit product has no exposure to the year 2000 problem that may result from the date change at the end of 1999.

     As of September 30, 1998, under the previously announced stock buyback program, the Company has repurchased approximately 24,000 shares. The Company anticipates that depending on market conditions, any additional shares may be acquired in the open market or in privately negotiated transactions.

     Additionally, the Company has decided to pursue a strategy of an investment in, or acquisition of, an existing company. Management and the board of directors have been investigating various investment and acquisition possibilities. There can be no assurances that the Company will identify and complete such an investment or acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had working capital of $3,424,000. Based on the Company's anticipated working capital needs, the Company believes that the working capital will be sufficient to sustain planned operations for at least the next 12 months. During such period, the Company intends to focus its efforts on maintaining the reduced cash usage, making an acquisition or investment in another company, and licensing the Intellifit software. There can be no assurances that the Company's efforts will be successful.

                                      PART II



Item 4.  Exhibits and Reports on Form 8-K

         (a) Exhibits - None

         (b) The Company filed a Form 8-K dated August 10, 1998 reporting the signing of the letter of intent with Autoskill Inc.

         (c) The Company filed a Form 8-K dated October 23, 1998 reporting the termination of the letter of intent with Autoskill, Inc. (Item 5).

                                     SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Heuristic Development Group, Inc.



Date:  November 5, 1998       by:  /s/ Gregory L. Zink
                              ------------------------------------------------
                                       Gregory L. Zink, President



                              by:  /s/ Theodore Lanes
                              ------------------------------------------------
                                       Theodore Lanes, Chief Financial Officer