Form 10KSB40
period 1998-12-31
HEURISTIC DEVELOPMENT GROUP INC
filed 1999-03-24
CIK 1028718

                                 Form 10KSB for

                         HEURISTIC DEVELOPMENT GROUP INC

                             filed on March 23, 1999

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

FORM 10-KSB(Mark One)

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

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

[___]

     The issuer's revenues for the fiscal year ended December 31, 1998 were $0.00.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 1999 (based upon the average bid and asked prices) was $1,200,000.

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of March 23, 1999 was 1,951,100.

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

      Item 12.  Certain Relationships and Related Transactions

      Item 13.  Exhibits and Reports on Form 8-K

PART I

ITEM 1. GENERAL DEVELOPMENT AND DESCRIPTION OF BUSINESS

     Based on feedback from test sites and beta customers, and the disappointing acceptance of the Intellifit product, the Company has revamped its going forward business model. The Company no longer believes that it can be successful in selling the Intellifit system to customers and supporting the systems in the field. It still believes that the Intellifit software may be a viable product for a company which has complementary products and which has an existing field sales organization. The Company had opened discussions with regard to selling or licensing the Intellifit software to customers who would likely incorporate the Intellifit product into their existing product lines. The result of these discussions is unknown at this time. Additionally, the Company believes that the Intellifit product has no exposure to the year 2K problem that may result from the date change at the end of 1999.

     In parallel, the Company has decided to pursue a strategy of an investment in, merger with or acquisition of, an existing company. Management and the board of directors have been investigating various investment and acquisition possibilities. There can be no assurances that the Company will identify and complete such an investment or acquisition.

ITEM 2 DESCRIPTION OF PROPERTY

     The Company is currently located at 1219 Morningside Drive, Suite 102, Manhattan Beach, CA, 90266. The Company rents the space in a shared-tenant office and is currently under a month to month agreement.

ITEM 3 LEGAL PROCEEDINGS

     The Company is not a party to (nor is any of its property subject to) any pending legal proceedings. The Company is not aware of any proceedings contemplated by governmental authorities.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the twelve months ended December 31, 1998.

PART II

ITEM 5

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION

     The Company's Common Stock has been quoted under the Symbol IFIT since February 11, 1997 on the Nasdaq SmallCap Stock Market. The following is a list of the low and high bid quotations by fiscal quarters for 1998 as reported by
Nasdaq:


                                                                               1998

                                                                        Low            High
                                                                        ---            ----
Quarter ended March 31, 1998                                          $ .875          $ 2.25
Quarter ended June 30, 1998                                             .563             .87
Quarter ended Sept. 30, 1998                                            .50             1.12
Quarter ended Dec. 31, 1998                                             .281            1.50


The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

(b) Holders of Record

         As of February 17, 1999 there were 24 holders of record of the Company's Common Stock. As of February 17, 1999 there were approximately 300 beneficial owners of the Company's Common Stock.

(c) Dividends

         The Company declared no dividends during 1998.

ITEM 6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         During late 1997, the Company sold all excess computer hardware, office furniture and equipment. Concurrent with the sales, the Company revalued the remaining inventory of Intellifit System components and shortened their estimated useful lives to one year, and suffered a loss on the sale and write down of the remaining assets. The Company recognized losses from the sale and write down of $7,000 in 1998 and $178,000 during 1997. Additionally, the Company has relocated the corporate office to much smaller, less expensive space, eliminated all personnel with the exception of the President/CEO, Chief Financial Officer and Controller, and liquidated all unnecessary fixed assets.

         From its inception in 1994 through the second quarter of 1997, the Company's efforts had been principally devoted to research, development and design of products, marketing activities and raising capital. The Company has generated only nominal revenues to date from the placement of test products and has incurred substantial operating losses. From inception through December 31, 1998, the Company sustained cumulative net losses of approximately $4,982,000 primarily as a result of general and administrative expenses, including salaries, marketing, and professional fees which have aggregated $3,399,000 since inception.

         During the years ended December 31, 1998 and 1997, the Company incurred operating losses of $1,028,000 and, $ 1,441,000 respectively. The decrease in operating losses during 1998 reflects reduced staff and overhead. During 1998, the Company wrote down the capitalized value of the Intellifit software to $50,000 it's estimated net realizable value, and incurred an acquisition breakup fee of $100,000 when an attempted acquisition failed.

         The Company has reduced current cash use to approximately $40,000 per month, excluding legal fees. The Company has interest income of approximately $12,000 per month. The ongoing expenses are expected to remain at current levels although the Company continues to identify potential additional areas of cost reduction.

         During 1998 and 1997, the Company recognized interest income of $175,000 and $193,000, respectively. The reduction in 1998 interest income is as a result of use of the Company's working capital and lower interest rates. During 1998 and 1997, the Company incurred interest expense of $2,000 and $406,000, respectively.

PLAN OF OPERATION

         Based on feedback from test sites and beta customers, and the disappointing acceptance of the Intellifit product, the Company has revamped its going forward business model. The Company no longer believes that it can be successful in selling the Intellifit system to customers and supporting the systems in the field. It still believes that the Intellifit software may be a viable product for a company which has complementary products and which has an existing field sales organization. The Company had opened discussions with regard to selling or licensing the Intellifit software to customers who would likely incorporate the Intellifit product into their existing product lines. The result of these discussions is unknown at this time. Additionally, the Company believes that the Intellifit product has no exposure to the year 2K problem that may result from the date change at the end of 1999.

         In parallel, the Company has decided to pursue a strategy of an investment in, or acquisition of, an existing company. Management and the board of directors have been investigating various investment and acquisition possibilities. Amongst other sources, the

Company has hired an investment banker to help in the acquisition search. There can be no assurances that the Company will identify and complete such an investment or acquisition.

      Until the licensing of the Intellifit software or, an acquisition or investment, the Company does not expect to generate any significant revenues and there can be no assurance that efforts to market the existing product will be successful. Accordingly, the Company expects to continue to incur losses for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1998, the Company had working capital of $ 3,142,000. During 1998, the Board of Directors authorized a stock buyback plan which was executed at various times during the year. The Company completed it's stock buyback program by purchasing 149,900 shares of common stock at an average price of approximately $1.00. Based on the Company's anticipated working capital needs, the Company believes that the working capital will be sufficient to sustain planned operations for at least the next 12 months. During such period, the Company intends to focus its efforts on maintaining the reduced cash usage, making an acquisition, merger or investment in another company, and licensing the Intellifit software. There can be no assurances that the Company's efforts will be successful.

ITEM 7

FINANCIAL STATEMENTS

The financial statements of the company are included herein, commencing on page F-1 hereof.

ITEM 8

CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURES

None.

PART III

ITEM 9

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

(a) The Company's executive officers and directors are as follows:


Name                       Age         Position
Jonathan W. Seybold        56          Chairman of the Board of Directors
Gregory L. Zink            42          President, Acting CEO and Director
Theodore Lanes             35          Chief Financial Officer and Director
Brian Wasserman            33          Director
William Blase              47          Director
Kenneth W. Krugler         37          Director
M. Caroline Martin         58          Director
Allan Dalfen               55          Director


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

ITEM 10

EXECUTIVE COMPENSATION

Summary Compensation Table


Name and                 year        Salary        Bonus        Options         Other
principal position                                                           Compensation
Steven Gumins (1)        1997       $  68,750                                 $ 50,000(3)
CEO                      1996         133,436
                         1995         100,000      6,000

Deborah Griffin (2)      1997       $  64,516                                 $ 50,000(3)
COO                      1996         133,436
                         1995         100,000      6,000

Gregory Zink             1998       $  97,500
Acting CEO               1997          40,000(4)
                         1996          --
                         1995          --

Theodore Lanes           1998       $  86,250     10,000
CFO                      1997          82,500


(1) In December, 1996, the Company entered into a three-year employment agreement with Mr. Gumins. The agreement provided for a base annual salary of $150,000 and bonuses at the discretion of the Board. Mr. Gumins resigned as Chief Executive Officer in May, 1997.

(2) In December, 1996, the Company entered into a three-year employment agreement with Ms. Griffin. The agreement provided for a base annual salary of $150,000 and bonuses at the discretion of the Board. Ms. Griffin resigned as Chief Operating Officer in May, 1997.

(3)  Represents severance payment.

(4)  Amounts paid for consulting services.

DIRECTORS COMPENSATION

     The Company does not pay fees to its directors. Directors are entitled to receive options pursuant to the Company's 1996 Stock Option Plan. In April 1998, the Company authorized to issue options to purchase 10,000 shares of Common Stock to each of William Blase, M. Caroline Martin, Allan Dalfen, Brian Wasserman and Kenneth W. Krugler. Such options are granted over a period of 3 years provided each member remains as an active director. Such options are granted at the end of every calendar quarter at not less than current market price, exerciseable one year from the date of grant. In February, 1997, the Company entered into a consulting agreement with Mr. Seybold pursuant to which he received five-year options to purchase 5,000 shares of Common Stock. All of such options will be exercisable at $5.00 per share commencing one year from the date of grant. Under the same consulting agreement, Mr. Seybold received
10,000 five year options exerciseable at not less than current market price, for remaining Chairman of the Board for 1998. Under the same consulting agreement, Mr. Seybold is entitled to received 10,000 five year options for each year exerciseable at not less than current market price, for remaining Chairman of the Board for the years 1998 and 1999.

ITEM 11

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of March 23, 1999, regarding the ownership of Common Stock by (i) each person known by the Company to own beneficially more than 5% of each class of outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table, and (iv) all executive officers and directors of the Company as a group:


                                                                                               % Of Shares
                                                                                        Beneficially Owned
                                                                 Shares                 -----------
Name and Address                                                 Beneficially                  Outstanding
of Beneficial Owner                                              Owned(1)                           Shares
------------------------------                                   -------------                 -----------
Nautilus Group Japan, Ltd.(2)                                       366,514                            17.4%
Seybold Family Trust (3)                                            141,464                             6.7
Jonathan W. Seybold (4)                                             141,464                             6.7
Gregory L. Zink (5)                                                 379,908                            18.1
William Blase (6)                                                     7,140                             *
Kenneth W. Krugler (7)                                                   --                            *
M. Caroline Martin (8)                                                   --                            *
Allan Dalfen (9)                                                         --                            *
Brian Wasserman (10)                                                     --                            *
Theodore Lanes (11)                                                      --                            *
All executive officers and directors as a group
(eight persons)                                                     535,650                            25.5


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

(7) The address of such company is c/o Transpac Software, 467 Saratoga Avenue, #550 San Jose, CA 95129.

(8) The address of such individual is c/o Riverside Health System, 606 Denbigh Boulevard, Suite 604, Newport News, Virginia 23608

(9) The address of such individual is c/o Kent Spiegel Direct, Inc., 6133 Bristol Parkway, Culver City, California 90230.

(10) The address of such individual is c/o The Whitestone Group, LLC, 1500 Hempstead Turnpike, East Meadow, NY, 11554.

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

                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (a development stage company)
                                  Balance Sheet
                                December 31, 1998


                         ASSETS
Current assets:

Cash and cash equivalents                                               $ 3,140,000
Prepaid expenses and other current assets                                    32,000
                                                          --------------------------

Total current assets                                                      3,172,000
                                                          --------------------------

Capitalized software costs                                                   50,000
Furniture and equipment (net of accumulated depreciation)                    12,000
Organizational costs (net of accumulated amortization)                        4,000
                                                          --------------------------

TOTAL                                                                   $ 3,238,000
                                                          --------------------------
                                                          --------------------------

                       LIABILITIES

Current liabilities:

Accounts payable                                                        $    18,000
Accrued expenses                                                             12,000
                                                          --------------------------

Total current liabilities                                                    30,000

                                                          --------------------------

                  STOCKHOLDER'S EQUITY

Preferred stock - $ .01 par value, authorized
  5,000,000 shares; issued and outstanding none

Common stock - $ .01 par value, authorized
  20,000,000 shares; issued
  2,101,326 shares (includes 349,370 shares
  held in escrow)                                                            21,000
Additional paid-in capital                                                8,441,000
Deficit accumulated during the development stage                         (5,104,000)
                                                          --------------------------
                                                                          3,358,000

Treasury stock at cost  (149,900 shares)                                   (150,000)
                                                          --------------------------

                      Total stockholders' equity                          3,208,000

                                                          --------------------------

                                           TOTAL                        $ 3,238,000
                                                          --------------------------
                                                          --------------------------

   The accompanying notes to financial statements are an integral part hereof.

                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                                                                                 July 20,
                                                                                                  1994
                                                         Year Ended         Year Ended         (Inception)
                                                        December 31,       December 31,          through
                                                    ---------------------------------------    December 31,
                                                           1997                1998               1998
                                                    -----------------------------------------------------------
 Costs and expenses:
   Research and development:
   Direct expenditures                                                                             $   338,000
   Payments under research
     services agreement                                                                                137,000
                                                                                           --------------------
 Total research and
   development                                                                                         475,000
   General and administrative                               $ 1,050,000        $   638,000           3,399,000
   Loss on sale and write down of equipment                     178,000              7,000             185,000
   Write down of capitalized software to
     estimated net realizable value                                                456,000             456,000
  Acquisition breakup fee                                                          100,000             100,000
                                                    -----------------------------------------------------------

 Total costs and expenses                                     1,228,000          1,201,000           4,615,000
                                                    -----------------------------------------------------------
 (Loss) from operations                                      (1,228,000)        (1,201,000)         (4,615,000)

 Interest expense and amortization
  of debt discount and expense                                 (406,000)            (2,000)           (748,000)

 Interest income                                                193,000            175,000             381,000
                                                    -----------------------------------------------------------
 Net (loss) / Comprehensive (loss)                          $(1,441,000)       $(1,028,000)        $(4,982,000)
                                                    -----------------------------------------------------------
                                                    -----------------------------------------------------------
 Net (loss) per share - Basic and Diluted                   $     (0.91)       $     (0.59)
                                                    ---------------------------------------
                                                    ---------------------------------------
 Weighted average shares outstanding                          1,581,160          1,728,114
                                                    ---------------------------------------
                                                    ---------------------------------------


   The accompanying notes to financial statements are an integral part hereof.

                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                                                       July 20,
                                                                                         1994
                                                                                     (Inception)
                                                          Year Ended December 31,         to
                                                        ---------------------------- December 31,
                                                            1997          1998           1998
                                                        -------------------------------------------
Cash flows from operating activities:
    Net (loss)                                            $(1,441,000)   (1,028,000)    (4,982,000)
    Adjustments to reconcile net (loss) to net cash
     (used in) operating activities:
  Depreciation and amortization                                51,000        12,000        153,000
  Loss on sale and write down of equipment                    178,000         7,000        185,000
 Write down of capitalized software to estimated
  net realizable value                                                      456,000        456,000
 Acquisition breakup fee                                                    100,000        100,000
  Value of preferred stock charged to research and
   development                                                                              50,000
  Amortization of loan acquisition costs                       95,000                      160,000
  Amortization of debt discount                               297,000                      500,000
   Fair value of options granted                                                           236,000
  Accrued interest on notes payable - stockholders                                          64,000
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses and other             (68,000)       50,000        (71,000)
 current assets
(Decrease)/increase in accounts payable and accrued          (164,000)        4,000         24,000
 expenses
                                                        -------------------------------------------
    Net cash (used in) operating activities                (1,052,000)     (399,000)    (3,125,000)
                                                        -------------------------------------------
Cash flows from investing activities:

    Deposit for letter of intent                                           (100,000)      (100,000)
    Acquisition of fixed assets                               (59,000)       (7,000)      (337,000)
    Capitalized software costs                               (179,000)                    (506,000)
    Proceeds from sale of equipment                            13,000        11,000         24,000
                                                        -------------------------------------------
    Net cash (used in) investing activities                  (225,000)      (96,000)      (919,000)
                                                        -------------------------------------------
Cash flows from financing activities:
    Proceeds from sale of common stock and exercise of                                     419,000
     options                                                6,900,000
    Proceeds from the sale of preferred stock                                              550,000
    Proceeds from borrowings - notes payable -
     stockholders                                                                        1,194,000
    Proceeds from Bridge notes                                                           1,000,000
    Repayment of Bridge notes                              (1,000,000)                  (1,000,000)
    Initial public offering expenses                       (1,201,000)                   5,501,000
    Repayment of notes payable - stockholders                (170,000)                    (170,000)
    Loan acquisition costs                                                                (160,000)
    Purchase of treasury stock                                             (150,000)      (150,000)
                                                        -------------------------------------------
    Net cash provided by (used in) financing activities     4,529,000      (150,000)     7,184,000
                                                        -------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        3,252,000      (645,000)     3,140,000

Cash and cash equivalents - beginning of period               533,000     3,785,000
                                                        -------------------------------------------
                                                        -------------------------------------------
Cash and cash equivalents - end of period                 $ 3,785,000    $3,140,000      3,140,000
                                                        -------------------------------------------
                                                        -------------------------------------------
Supplemental and noncash disclosures:
    Warrants issued in connection with Bridge notes                                        500,000
    Common stock issued for conversion of debt,
     accrued interest, preferred stock and
     preferred dividends                                    1,084,000                    1,084,000

    Initial public offering expenses charged to               198,000
     additional paid-in capital

    Interest paid                                              14,000         2,000         16,000


       The accompanying notes to financial statements are an part hereof.

                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY



                                          Preferred Stock     Common Stock
                                          Par Value $.01     Par Value $.01         Treasury Stock
                                          ------------------------------------------------------------
                                            Shares   Amt.   Shares    Amount      Shares     Amount
                                          ------------------------------------------------------------
Issuance of common stock for cash
in August 1994. . . . . . . . . . . .                        212,456    $ 2,000
Issuance of preferred stock for cash
in August 1994 . . . . . .                     550   $-
Issuance of preferred stock in
connection with obtaining assignment
rights to developed technology
in August 1994 . . . . . .                      50    -
Net (loss) for the period from July
20, 1994 (inception) to
December 31, 1994
                                          ------------------------------------------------------------
Balance - December 31, 1994 . .                600    -      212,456      2,000
Surrender of common stock in
October 1995 . . . . . . . . . . . .                         (17,928)
Exercise of options in December 1995                          81,947      1,000
Net (loss) for the year ended
December 31, 1995 . . . . .
                                          ------------------------------------------------------------

Balance - December 31, 1995 . .                600    -      276,475      3,000
Exercise of options in March 1996 .                           30,733
Issuance of common stock for cash
in March 1996. . . . . . . . . . . .                           9,218
Surrender of common stock in March 1996                      (21,770)
Surrender of common stock in June 1996                       (15,239)
Exercise of options in August 1996                             5,358
Surrender of common stock in August 1996                      (3,163)
Compensation expense in connection
with grant of options in August 1996
Warrants issued in connection with
Bridge notes
Net (loss) for the year
ended December 31, 1996 . . . . .
                                          ------------------------------------------------------------
Balance - December 31, 1996                    600    -      281,612      3,000
Proceeds of Initial Public
Offering, net of expenses,
in February 1997 . . . .                                   1,380,000     14,000
Conversion of debt, accrued interest,
preferred stock, and preferred
dividends to common stock in
February 1997                                 (600)   -      439,714      4,000
Net (loss) for the year ended
December 31,1997 . . . . . .
                                          ------------------------------------------------------------
Balance - December 31, 1997 . .                       -    2,101,326     21,000
Purchase of Treasury stock. . .                                                   (149,900)  $(150,000)
Net (loss) for the
year ended December 31, 1998 . .
                                          ------------------------------------------------------------

  Balance - December 31, 1998                    -   $-    2,101,326    $21,000   (149,900)  $(150,000)
                                          ============================================================



                                                                                                                 Deficit
                                                              Accumulated
                                          Additional           During the
                                           Paid-in            Development
                                           Capital        Stage         Total
                                          --------------------------------------
Issuance of common stock for cash
in August 1994. . . . . . . . . . . .        $68,000                     $70,000
Issuance of preferred stock for cash
in August 1994 . . . . . .                   550,000                     550,000
Issuance of preferred stock in
connection with obtaining assignment
rights to developed technology
in August 1994 . . . . . .                    50,000                      50,000
Net (loss) for the period from July
20, 1994 (inception) to
December 31, 1994                                        $(230,000)     (230,000)
                                          --------------------------------------
Balance - December 31, 1994 . .              668,000      (230,000)      440,000
Surrender of common stock in
October 1995 . . . . . . . . . . . .
Exercise of options in December 1995         299,000                     300,000
Net (loss) for the year ended
December 31, 1995 . . . . .                               (876,000)     (876,000)
                                          --------------------------------------

Balance - December 31, 1995 . .              967,000    (1,106,000)     (136,000)
Exercise of options in March 1996 .           10,000                      10,000
Issuance of common stock for cash
in March 1996. . . . . . . . . . . .          37,000                      37,000
Surrender of common stock in March 1996
Surrender of common stock in June 1996
Exercise of options in August 1996             2,000                       2,000
Surrender of common stock in August 1996
Compensation expense in connection
with grant of options in August 1996         236,000                     236,000
Warrants issued in connection with           500,000                     500,000
Bridge notes
Net (loss) for the year
ended December 31, 1996 . . . . .                       (1,407,000)   (1,407,000)
                                          --------------------------------------

Balance - December 31, 1996                1,752,000    (2,513,000)     (758,000)
Proceeds of Initial Public
Offering, net of expenses,
in February 1997 . . . .                   5,487,000                   5,501,000
Conversion of debt, accrued interest,
preferred stock, and preferred
dividends to common stock in
February 1997                              1,202,000      (122,000)    1,084,000
Net (loss) for the year ended
December 31,1997 . . . . . .                            (1,441,000)   (1,441,000)
                                          --------------------------------------
Balance - December 31, 1997 . .           $8,441,000   $(4,076,000)   $4,386,000
Purchase of Treasury stock. . .                                         (150,000)
Net (loss) for the
year ended December 31, 1998 . .                        (1,028,000)   (1,028,000)
                                          --------------------------------------

  Balance - December 31, 1998             $8,441,000    (5,104,000)   $3,208,000
                                          ======================================


   The accompanying notes to financial statements are an integral part hereof.

                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS

(NOTE A) - The Company and Basis of Presentation:

     Heuristic Development Group (the "Company") is a development stage company which was formed to develop and market Intellifit software, a product which generates personalized exercise prescriptions. The Company no longer believes it can be successful in marketing the Intellifit software. Accordingly, the Company has written down capitalized software to its estimated net realizable value at December 31, 1998. The Company believes that the Intellifit software is a viable product for a company which has complementary products and which has an existing field sales and support division. The Company is pursuing licensing or sales agreements for the Intellifit software.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has incurred substantial losses since inception. The Company has decided to purse a strategy of an investment in, or acquisition of, an existing company. There can be no assurances that the Company will identify and complete such an investment or an acquisition.

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

(NOTE B)  - Summary of Significant Accounting Policies

     [1] CAPITALIZED SOFTWARE COSTS:

     In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalizes certain costs associated with the development of computer software. A portion of such cost has been written down as described in Note (A).

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

     [5] NET LOSS PER SHARE COMMON STOCK:

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share " ("SFAS No. 128") requires the reporting of earnings per basic share and earnings per diluted share. Earnings per basic share are calculated by dividing net income (loss) by the weighted average outstanding shares during the period. Earnings per diluted share are calculated by dividing net income (loss) by the basic shares and all dilutive securities including options. The Company has not included potential common shares in the diluted loss per share computation representing options issued either under the stock option plans or otherwise, escrow shares and warrants as described in Note (F), as the result would be antidilutive. As described in Note E (3), the stockholders have agreed to place 349,370 shares in escrow and accordingly, such shares have been excluded from the computation.

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

     [7] STOCK BASED COMPENSATION:

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" permits companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans (Note E [2]).

     [8] ORGANIZATIONAL COSTS:

     Organizational costs incurred by the Company are being amortized over five years.

     [9] FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying value of cash and cash equivalents and accounts payable approximates fair value because of the short-term maturity of those instruments.

(NOTE C) - FURNITURE AND EQUIPMENT:

         Furniture and equipment are summarized as follows:

         Computer software                        $   1,000
         Furniture and Fixtures                      11,000
         Office equipment                            11,000
                                                  ---------
                                                     23,000

         Less accumulated depreciation               11,000
                                                  ---------
                               Balance            $  12,000
                                                  ---------
                                                  ---------


     During 1997, management decided to sell excess office equipment and selected components of the IntelliFit System. As a result of such sales, the Company decided to write down the remaining physical components and housings of the IntelliFit System and shorten their estimated useful lives to one year. The loss of $178,000 on the sale and write down of this equipment was recorded in 1997. During 1998 management continued to sell excess office equipment and selected components of the IntelliFit System and write down some of the remaining physical components. The loss of $7,000 on the sale and write down of this equipment was recorded in 1998.

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

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123. Such information has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The effect of applying SFAS No. 123 on 1997 and 1998 pro forma net income is not necessarily representative of the effects on reported net income for future years due to, among other things: (1) the vesting period of the stock options and the (2) fair value of additional stock options in future years. The weighted average fair value of the options granted during 1997 and 1998 are estimated as $1.91 and $0.28, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                       1997                       1998
                                       ----                       ----
     Dividend yield                    0.0%                       0.0%
     Expected volatility               0.30                       0.30
     Risk-free interest rate           6.14%                      5.50%
     Expected life in years            5.0                        5.0


     Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No.123, the Company's net loss and net loss per share including pro forma amounts would have been as follows:


                                                                    1997              1998
                                                                    ----              ----
     Net Loss As Reported                                       $ (1,441,000)     $ (1,028,000)
     Pro forma                                                    (1,451,000)       (1,029,000)
     Basic & Diluted Net Loss per share As Reported                   $(0.91)          $ (0.59)
     Pro forma                                                         (0.92)            (0.60)


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

     During 1998, the Company granted options to purchase 34,043 shares of common stock to directors at an exercise price ranging from $0.875 to $5.00 per share expiring in 5 years.

     Additional information with respect to stock option activity is summarized as follows:


                                                                     Weighted
                                                                     Average
                                                 Shares                Price             Expiration Date
                                                 ------              --------            ---------------
Granted - year ended
  December 31, 1994                                 115,359            $ 2.70                  December 1995-
                                                                                                  August 1996
Granted - year ended
  December 31, 1995                                   2,679            $  .33                    August 1997-
                                                                                                  August 1999
Exercised - year ended
  December 31, 1995                                 (81,947)           $ 3.67
                                                   --------
Balance at  December 31, 1995                        36,091            $  .33                       May 1996-
                                                                                                  August 1999

Granted - August 1996                                78,674            $  .50                     August 2006

Granted - October 1996                              200,000            $ 5.00                   October 1997-
                                                                                                 October 2000
Exercised - year ended
 December 31, 1996                                  (36,091)           $  .33
                                                   --------
Balance at December 31, 1996                        278,674            $ 3.73                   October 1997-
                                                                                                  August 2001

Granted - February 1997                              10,500            $ 5.00                   February 2002

Rescinded - year ended
 December 31, 1997                                 (200,000)           $ 5.00
                                                   --------
Balance at December 31,1997                          89,174            $ 1.03




Granted - February 1998                              10,000            $ 1.00                   February 2003
Granted - March 1998                                  1,542            $ 5.00                      March 2003
Granted - April 1998                                 10,000            $0.875                      April 2003
Granted - June 1998                                   4,167            $ 1.00                       June 2003
Granted - September 1998                              4,167            $ 1.00                  September 2003
Granted - December 1998                               4,167            $ 1.00                   December 2003
                                                    -------            ------
Balance at December 31,1998                         123,217            $ 1.06
                                                    -------            ------


     In February 1997, the Company also issued to the underwriter and the finder the Unit Purchase Option and the Finder's Purchase Option to purchase up to an aggregate of 120,000 units at $6.00 per unit or equivalent of 480,000 shares of common stock assuming exercise of the underlying warrants (see note F).

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

(NOTE G) - COMMITMENTS AND OTHER MATTERS:

     RESEARCH SERVICES AGREEMENT:

     Pursuant to an agreement, expiring on December 31, 1998, to assist the Company in updating, designing, developing and implementing the software system used in the IntelliFit System, the Company paid the following amounts to a related party:


         Period/Year Ended                           Amount
         -----------------                           ------
         December 31, 1994                           $20,000
         December 31, 1995                           110,000
         December 31, 1996                           244,000
         December 31, 1997                           179,000
         December 31, 1998                           0


     EMPLOYMENT AGREEMENT:

     The Company has a three year employment agreement with an officer providing for an annual base salary of $90,000 commencing February 1, 1997. The agreement provides for a bonus at the discretion of the Board of Directors and severance salary.

     RELATED PARTY TRANSACTIONS:

     The Company paid $40,000 and $97,500 to the President and stockholder of the Company for consulting services performed during 1997 and 1998, respectively.

(NOTE H) - INCOME TAXES:

     At December 31, 1997 and December 31, 1998, the Company had available net operating loss carryforwards to reduce future taxable income of approximately $3,309,000 and $4,226,000, respectively. The net operating loss carryforwards expire in various amounts through 2018. The Company's ability to utilize its net operating loss carryforwards is subject to annual limitations as required under
Section 382 of the Internal Revenue Code pursuant to an ownership change occuring during 1997 from the IPO and conversion of preferred stock and notes payable into common stock.

     At December 31, 1997 and December 31, 1998, the Company has deferred tax assets of approximately $1,497,000 and $ 1,877,000 respectively, representing the benefits of its net operating loss carryforwards and deferred taxes resulting from capitalized start-up costs and compensation expense in connection with the grant of options. The Company has provided a 100% valuation allowance for such assets since the likelihood of realization cannot be determined.

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

23.1 Consent of Richard A. Eisner & Company, LLP

27.0 Financial Data Schedule

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended December 31, 1998.

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

Dated: March 23, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 NAME                        TITLE                                    DATE

 /s/ JONATHAN SEYBOLD        Chairman of the Board and Director   March 23 1999
-----------------------
Jonathan Seybold

 /s/ GREGORY L. ZINK         President and Director               March 23 1999
-----------------------
Gregory L. Zink

 /s/ THEODORE LANES          Chief Financial Officer and          March 23 1999
-----------------------      Director
Theodore Lanes

 /s/ BRIAN WASSERMAN         Director                             March 23 1999
-----------------------
Brian Wasserman

 /s/ WILLIAM BLASE           Director                             March 23 1999
-----------------------
William Blase

 /s/ KENNETH W. KRUGLER      Director                             March 23 1999
-----------------------
Kenneth W. Krugler

 /s/ M. CAROLINE MARTIN      Director                             March 23 1999
-----------------------
M. Caroline Martin

 /s/ ALLAN DALFEN            Director                             March 23 1999
-----------------------
Allan Dalfen