Form 10QSB
period 1999-03-31
HEURISTIC DEVELOPMENT GROUP INC
filed 1999-05-13
CIK 1028718

                                       10-QSB
                                    Form 10-QSB

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                   FORM 10-QSB




(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1999

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission file number 0 - 29044

                         Heuristic Development Group, Inc.
                  (Name of Small Business Issuer in Its Charter)



          Delaware                                   95-4491750
-------------------------------              -------------------------
(State or Other Jurisdiction of                 (I. R. S. Employer
Incorporation or Organization)                  Identification No. )

1219 Morningside Drive, Suite 102, Manhattan Beach, California     90266
--------------------------------------------------------------   ----------
          (Address of Principal Executive Offices)               (Zip Code)

                                    (310) 378-1749
                   ------------------------------------------------
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

State the number of shares outstanding of each of the issuer's common equity as of May 15, 1998: 2,101,326 shares of Common Stock, $ . 01 par value.

                                       INDEX

                                                                           Page
                                                                           ----
Part   I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed Balance Sheet -
       March 31, 1999. . . . . . . . . . . . . . . . . . . . . . . . . . .  3

     Condensed Statements of Operations - Three
       Months  ended March 31, 1998 and 1999 and period
       from inception (July 20, 1994) to March 31, 1999. . . . . . . . . .  4


     Condensed Statements of Cash Flows - Three
       Months ended March 31, 1998 and 1999 and
       period from inception (July 20, 1994) to
       March 31, 1999. . . . . . . . . . . . . . . . . . . . . . . . . . .  5

     Notes to Financial Statements - March 31, 1999. . . . . . . . . . . .  7

Item 2.  Management's Discussion and Analysis
         or Plan of Operations . . . . . . . . . . . . . . . . . . . . . .  9

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                         HEURISTIC DEVELOPMENT GROUP, INC.
                           (a development stage company)
                                   Balance Sheet
                                   March 31, 1999

                         ASSETS
Current assets:             Cash and cash equivalents $     3,008,000
            Prepaid expenses and other current assets          13,000
                                                      ---------------
                                                            3,021,000
Total current assets

Capitalized software costs                                     50,000
                                                      ---------------

TOTAL                                                 $     3,071,000
                                                      ---------------
                                                      ---------------




                     LIABILITIES

Current liabilities:
                                     Accounts payable $         1,000
                                     Accrued expenses          17,000
                                                      ---------------

Total current liabilities                                      18,000
                                                      ---------------


                 STOCKHOLDERS' EQUITY

Preferred stock - $ .01 par value, authorized
    5,000,000 shares;  issued and outstanding none
Common stock - $ .01 par value, authorized
    20,000,000 shares;  issued and outstanding
    2,101,326 shares (includes 349,370 shares
    held in escrow)                                            21,000
Additional paid-in capital                                  8,441,000
(Deficit) accumulated during the development stage         (5,259,000)
                                                      ---------------
                                            Sub-Total       3,203,000
Treasury stock (149,900 shares)                              (150,000)
                                                      ---------------
                           Total stockholders' equity       3,053,000
                                                      ---------------

TOTAL                                                 $     3,071,000
                                                      ---------------
                                                      ---------------


                         HEURISTIC DEVELOPMENT GROUP, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                              STATEMENTS OF OPERATIONS


                                                                                                   July 20,
                                                                                                     1994
                                                                Three Months Ended                (Inception)
                                                             March 31          March 31               to
                                                            ----------------------------           March 31,
                                                                1998             1999                 1999
                                                            ---------------------------------------------------
Costs and expenses:
    Research and development:
        Direct expenditures                                                                     $       338,000
        Payments under research
            services agreement                                                                          137,000
                                                                                                ---------------
Total research and
    development                                                                                         475,000
    General and administrative                              $    184,000           174,000            3,586,000
    Loss on sale and write down of equipment                       7,000            13,000              185,000
    Write down of capitalized software to
          estimated net realizable value                                                                456,000
    Acquisition breakup fee                                                                             100,000
                                                            ---------------------------------------------------

Total costs and expenses                                         191,000           187,000            4,802,000
                                                            ---------------------------------------------------

(Loss) from operations                                          (191,000)         (187,000)          (4,802,000)
                                                            ---------------------------------------------------

 Interest expense and amortization
    of debt discount and expense                                        -                -             (748,000)

Interest income                                                   46,000            32,000              413,000
                                                            ---------------------------------------------------

Net (loss)                                                  $   (145,000)         (155,000)     $    (5,137,000)
                                                            ---------------------------------------------------
                                                            ---------------------------------------------------

Net (loss) per share - Basic and Diluted                    $      (0.08)     $      (0.09)
                                                            ------------------------------
                                                            ------------------------------

Weighted average shares outstanding                            1,751,956         1,751,956
                                                            ------------------------------
                                                            ------------------------------

                         HEURISTIC DEVELOPMENT GROUP, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                              STATEMENTS OF CASH FLOWS

                                                                                                   July 20,
                                                                         Three Months Ended          1994
                                                                     -------------------------   (Inception)
                                                                              March 31,                to
                                                                     -------------------------     March 31,
                                                                        1998           1999          1999
                                                                    ----------     -------------------------
Cash flows from operating activities:
 Net (loss)                                                          $(145,000)       (155,000)   (5,137,000)
 Adjustments to reconcile net (loss) to net cash (used in)
 operating activities:
 Depreciation and amortization                                           2,000           2,000       170,000
 Loss on sale and write down of equipment                                7,000          13,000       185,000
 Write down of capitalized software to estimated net realizable value                                456,000
 Deposit for letter of intent                                                                        100,000
 Value of preferred stock charged to research and development                                         50,000
 Amortization of loan acquisition costs                                      -                       160,000
 Amortization of debt discount                                               -                       500,000
 Fair value of options granted                                                                       236,000
 Accrued interest on notes payable - stockholders                                                     64,000
 Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets        32,000          19,000       (52,000)
Net (decrease) increase in accounts payable and accrued expenses        10,000         (11,000)       13,000

                                                                    ----------     -------------------------
 Net cash (used in) operating activities                               (94,000)       (130,000)   (3,255,000)
                                                                    ----------     -------------------------
                                                                    ----------     -------------------------
Cash flows from investing activities:
 Deposit for letter of intent                                                                -      (100,000)
 Acquisition of fixed assets                                            (5,000)              -      (339,000)
 Capitalized software costs                                                  -               -      (506,000)
 Proceeds from sale of equipment                                        11,000                        24,000

                                                                    ----------     -------------------------
 Net cash (used in) investing activities                                 6,000               -      (921,000)
                                                                    ----------     -------------------------
                                                                    ----------     -------------------------
Cash flows from financing activities:
 Proceeds from sale of common stock and exercise of options                  -               -       419,000
 Proceeds from the sale of preferred stock                                                   -       550,000
 Proceeds from borrowings - notes payable - stockholders                                     -     1,194,000
 Proceeds from Bridge notes                                                                  -     1,000,000
 Repayment of Bridge notes                                                   -               -    (1,000,000)
 Proceeds from public offering, net of expenses                              -               -     5,501,000
 Repayment of notes payable - stockholders                                   -               -      (170,000)
 Loan acquisition costs                                                                      -      (160,000)



 Purchase of treasury stock                                                                  -      (150,000)
                                                                                             -
                                                                    ----------     -------------------------
 Net cash provided by financing activities                                   -               -     7,184,000
                                                                    ----------     -------------------------
                                                                    ----------     -------------------------
NET INCREASE (DECREASE) IN CASH                                        (88,000)       (132,000)    3,008,000
Cash - beginning of period                                           3,785,000       3,140,000

                                                                     ---------     -------------------------
Cash - end of period                                                $3,697,000      $3,008,000     3,008,000
                                                                    ----------     -------------------------
                                                                    ----------     -------------------------

Supplemental and noncash disclosures:
 Preferred stock issued in connection with assignment agreement                                       50,000
 Warrants issued in connection with Bridge notes                                                     500,000
 Common stock issued for conversion of debt, accrued interest,
 preferred stock and preferred dividends                             1,084,000                     1,084,000
 Initial public offering expenses charged to additional paid-in        198,000
 Interest paid                                                          14,000                        16,000


                         HEURISTIC DEVELOPMENT GROUP, INC.
                           (a development stage company)

                           NOTES TO FINANCIAL STATEMENTS


(NOTE A) - Basis of Presentation:

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10 - QSB and Item 310 (b) of Regulation S - B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company annual report on Form 10 - KSB for the year ended December 31, 1998.

(NOTE B) - The Company:

     Heuristic Development Group (the "Company") is a development stage company incorporated in Delaware in July 1994. The Company has been unsuccessful in arranging licensing agreements for the Intellifit software. As such, the Company the continues to value the capitalized software at it's net realizable value as of March 31, 1999. The Company believes that the Intellifit software is a viable product for a company which has complementary products and which has an existing field sales and support division. The Company is pursuing licensing or sales agreements for the Intellifit software.

     Additionally, the Company believes that the year 2000 issue has been adequately addressed during development of the product and will not effect its usefulness.

     The Company also announced that it has entered into a Letter of Intent to merge with Virtual Communities, Inc., a privately held developer and publisher of Internet based communities.

     Under the proposed merger, HDG would acquire VCI in an all stock transaction. HDG's existing common stock and Class A and Class B warrants would remain outstanding. VCI's stockholders would receive approximately 11.1 million shares of HDG common stock (subject to adjustment), representing approximately 87% of HDG's common stock after the merger (assuming no exercise of HDG warrants and options). HDG would change its name following the merger to Virtual Communities, Inc. and VCI's Board of Directors and management would become the management of the merged company.

     The transaction is expected to close in the second quarter of 1999, subject to the negotiation of definitive agreements and the satisfaction of certain conditions, including obtaining the approval of HDG's and VCI's stockholders and an opinion from an investment banking firm satisfactory to HDG that the transaction is fair to HDG's stockholders.

     The Company also announced that it has suspended its stock repurchase program.

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

     The Company has been unsuccessful in arranging licensing agreements for the Intellifit system. Up to this point, the Company had believed that a licensing, OEM or Joint Venture deal was imminent with the Intellifit software. While the Company still believes that the software has value, it no longer believes that a deal is imminent. As such, the Company will continue to value the capitalized software at its estimated net realizable value of $50,000. The Company will still pursue licensing agreements for the Intellifit system.

     From inception through March 31, 1999, the Company sustained cumulative net losses of approximately $5,137,000 primarily as a result of general and administrative expenses, including salaries, marketing, and professional fees which have aggregated $3,586,000 since inception. During the three months ended March 31, 1999, the Company incurred net losses of $155,000, while during the same three period during 1998, the Company incurred net losses of $145,000. The increased net losses during 1999 were directly resultant of reduced interest income.

     The Company has reduced current cash use to approximately $40,000 per month. The Company has interest income of approximately $11,500 per month. The ongoing expenses are expected to remain at current levels through the end of 1999.

     During the three months ended March 31, 1999 and 1998, the Company recognized interest income of $32,000 and $46,000 respectively. The reduction in 1999 interest income is as a result of lower interest rates and a reduction in the Company's working capital.

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

     As of March 31, 1999, under the previously announced stock buyback program, the Company has repurchased approximately 149,900 shares. As previously mentioned, the Company has suspended the stock repurchase program.

     Following the Company's previously announced strategy of an investment in, or acquisition of, an existing company, on April 6, 1999, the Company announced the proposed acquisition of Virtual Communities, Inc. ("VCI"). Under the proposed merger, HDG would acquire VCI in an all stock transaction. HDG's existing common stock and Class A and Class B warrants would remain outstanding. VCI's stockholders would receive approximately 11.1 million shares of HDG common stock (subject to adjustment), representing approximately 87% of HDG's common stock after the merger (assuming no exercise of HDG warrants and options). HDG would change its name following the merger to Virtual Communities, Inc. and VCI's Board of Directors and management would become the management of the merged company. The transaction is scheduled to close on or about June 30, 1999, but there can be no assurances that the Company will complete such an investment or acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company had working capital of $3,003,000. Based on the Company's anticipated working capital needs, the Company believes that the working capital will be sufficient to sustain planned operations for at least the next 12 months. During such period, the Company intends to focus its efforts on maintaining the reduced cash usage, pursuing the above mentioned acquisition, and licensing the Intellifit software. There can be no assurances that the Company's efforts will be successful.


                                      PART II


Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits - None

 (b) No reports on Form 8-K were filed during the three months ended March 31, 1999.

                                      SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HEURISTIC DEVELOPMENT GROUP, INC.



Date: May 15, 1999            by: /s/ Gregory L. Zink
                                 ----------------------------------------------
                                    Gregory L. Zink, President



                              by: /s/ Theodore Lanes
                                 ----------------------------------------------
                                    Theodore Lanes, Chief Financial Officer