Form 10KSB40/A
period 1998-12-31
HEURISTIC DEVELOPMENT GROUP INC
filed 1999-07-12
CIK 1028718

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549
                               FORM 10-KSB-A
                              Amendment No. 1





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

                  Issuer's telephone number: (310) 378-1749

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

PART III


      Item 13.  Exhibits and Reports on Form 8-K

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

23.1 Consent of Richard A. Eisner & Company, LLP *

27.0 Financial Data Schedule

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended December 31, 1998.

* Filed herewith

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