Form 10QSB
period 1999-06-30
HEURISTIC DEVELOPMENT GROUP INC
filed 1999-08-12
CIK 1028718

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     10-QSB
                                   Form 10-QSB

                                  -------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                  -------------

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1999

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission file number 0 - 29044

                        HEURISTIC DEVELOPMENT GROUP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)



           DELAWARE                                        95-4491750
-------------------------------                       ---------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

1219 MORNINGSIDE DRIVE, SUITE 102, MANHATTAN BEACH, CALIFORNIA          90266
--------------------------------------------------------------        ---------
          (Address of Principal Executive Offices)                    (Zip Code)

                                    (310) 378-1749
                  ------------------------------------------------
                  (Issuer's Telephone Number, Including Area Code)

                                  -------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES  X     NO
                                                              ----     ---

State the number of shares outstanding of each of the issuer's common equity as of June 30, 1999: 1,951,426 shares of Common Stock, $.01 par value.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                      INDEX

                                                                                PAGE

Part   I.  FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed Balance Sheet -
           June 30, 1999..................................................          3

           Condensed Statements of Operations - Three and Six
           Months ended June 30, 1998 and 1999 and period
           from inception (July 20, 1994) to June 30, 1999................          4

           Condensed Statements of Cash Flows - Six
           Months ended June 30, 1998 and 1999 and
           period from inception (July 20, 1994) to
           June 30, 1999..................................................          5

           Notes to Financial Statements..................................          6

Item 2.    Management's Discussion and Analysis
           Of Financial Condition and Results of Operations...............          8

Part II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...............................         10

SIGNATURES................................................................         11

                                      -2-

                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (a development stage company)
                                  Balance Sheet
                                  June 30, 1999

                        ASSETS
Current assets:
Cash and cash equivalents                                      $ 2,819,000
Prepaid expenses and other current assets                           62,000
                                                        -------------------

Total current assets                                             2,881,000
Capitalized software costs                                          50,000
                                                        -------------------
TOTAL                                                          $ 2,931,000
                                                        ===================

                      LIABILITIES

Current liabilities:
Accounts payable                                                  $ 49,000
Accrued expenses                                                    56,000
                                                        -------------------
Total current liabilities                                          105,000
                                                        -------------------

                 STOCKHOLDERS' EQUITY

Preferred stock - $ .01 par value, authorized
5,000,000 shares issued and outstanding none
Common stock - $ .01 par value, authorized
20,000,000 shares issued and outstanding
2,101,326 shares (includes 349,370 shares
held in escrow)                                                     21,000
Additional paid-in capital                                       8,441,000
(Deficit) accumulated during the development stage              (5,486,000)
                                                        -------------------
                                                                 2,976,000
Treasury stock (149,900 shares)                                   (150,000)
                                                        -------------------
Total stockholders' equity                                       2,826,000
                                                        -------------------
TOTAL                                                          $ 2,931,000
                                                        ===================

                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                                     July 20,
                                                                                                       1994
                                            Three Months Ended           Six Months Ended           (Inception)
                                            June 30,                     June 30,                       to
                                        -------------------------------------------------------      June 30,
                                            1998          1999           1998          1999            1999
                                        ------------------------------------------------------------------------
 Costs and expenses:
 Research and development:
 Direct expenditures                                                                                  $ 338,000
 Payments under research
 services agreement                                                                                     137,000
                                                                                               -----------------
 Total research and
 development                                                                                            475,000
 General and administrative                 $130,000       258,000      $314,000      $432,000        3,844,000
 Loss on sale and write down of                    -                       7,000        13,000          185,000
equipment
Write down of capitalized software to
 estimated net realizable value                                                                         456,000
Acquisition breakup fee                                                                                 100,000
                                        ------------------------------------------------------------------------
 Total costs and expenses                    130,000       258,000       321,000       445,000        5,060,000
                                        ------------------------------------------------------------------------
 (Loss) from operations                     (130,000)     (258,000)     (321,000)     (445,000)      (5,060,000)
 Interest expense and amortization
of debt discount and expense                       -             -             -             -         (748,000)
 Interest income                              50,000        31,000        96,000        63,000          444,000
                                        ------------------------------------------------------------------------
 Net (loss)                                $ (80,000)     (227,000)     (225,000)     (382,000)     $(5,364,000)
                                        ========================================================================
 Net (loss) per share - Basic and          $   (0.05)        (0.14)        (0.13)        (0.24)
Diluted                                 =======================================================
 Weighted average shares outstanding       1,751,956     1,602,056     1,751,956     1,602,056
                                        =======================================================


                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                    July 20,
                                                                                                       1994
                                                                            Six Months Ended       (Inception)
                                                                          June 30,                       to
                                                                       ---------------------------   June 30,
                                                                            1998           1999         1999
                                                                       ------------------------------------------
Cash flows from operating activities:
Net (loss)                                                                $(225,000)     (382,000)    (5,364,000)
Adjustments to reconcile net (loss) to net cash (used in)
 operating activities:
Depreciation and amortization                                                 5,000         2,000        170,000
Loss on sale and write down of equipment                                      7,000        13,000        185,000
 Write down of capitalized software to estimated net realizable value                                    456,000
 Deposit for letter of intent                                                                            100,000
Value of preferred stock charged to research and development                                              50,000
Amortization of loan acquisition costs                                                                   160,000
Amortization of debt discount                                                                            500,000
 Fair value of options granted                                                                           236,000
 Accrued interest on notes payable - stockholders                                                         64,000
 Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets              9,000       (30,000)      (101,000)
Net (decrease) increase in accounts payable and accrued expenses            (19,000)       76,000        100,000
                                                                       ------------------------------------------
Net cash (used in) operating activities                                    (223,000)     (321,000)    (3,444,000)
                                                                       ------------------------------------------

Cash flows from investing activities:
Deposit for letter of intent                                                                            (100,000)
Acquisition of fixed assets                                                  (5,000)            0       (339,000)
Capitalized software costs                                                        -                     (506,000)
Proceeds from sale of equipment                                              11,000             0         24,000
                                                                       ------------------------------------------
Net cash (used in) investing activities                                       6,000             0       (921,000)
                                                                       ------------------------------------------
Cash flows from financing activities:
Proceeds from sale of common stock and exercise of options                                               419,000
Proceeds from the sale of preferred stock                                                                550,000
Proceeds from borrowings - notes payable - stockholders                                                1,194,000
Proceeds from Bridge notes                                                                             1,000,000
Repayment of Bridge notes                                                                             (1,000,000)
Proceeds from public offering, net of expenses                                                         5,501,000
Repayment of notes payable - stockholders                                                               (170,000)
Loan acquisition costs                                                                                  (160,000)
Purchase of treasury stock                                                                              (150,000)
                                                                       ------------------------------------------
Net cash provided by financing activities                                         -             0      7,184,000
                                                                       ------------------------------------------
NET INCREASE (DECREASE) IN CASH                                            (217,000)     (321,000)     2,819,000

Cash - beginning of period                                                3,785,000     3,140,000
                                                                       ------------------------------------------
Cash - end of period                                                      3,568,000    $2,819,000      2,819,000
                                                                       ==========================================
Supplemental and noncash disclosures:
Preferred stock issued in connection with assignment agreement                                            50,000
Warrants issued in connection with Bridge notes                                                          500,000
Common stock issued for conversion of debt, accrued interest,
  preferred stock and preferred dividends                                 1,084,000                    1,084,000
Initial public offering expenses charged to additional paid-in capital      198,000
Interest paid                                                                14,000                       16,000


                        HEURISTIC DEVELOPMENT GROUP, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE A) - Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-KSB for the year ended December 31, 1998.

(NOTE B) - The Company:

         Heuristic Development Group (the "Company") is a development stage company formed in 1994 to research, develop, design and market fitness-related products. The Company's sole product has been IntelliFit, a proprietary computerized system which generates personalized exercise prescriptions and tracks and records fitness programs.

         Based on feedback from test sites and beta customers, and the disappointing acceptance of the IntelliFit product, the Company revamped its business model in the second half of 1997. The Company no longer believes that it can be successful in selling or licensing the IntelliFit product to customers and supporting the product in the field. The Company still believes, however, that the IntelliFit software may be a viable product for a company which has complementary products or an existing field sales organization, and plans to pursue licensing or selling the IntelliFit system to such a buyer.

         Additionally, because the IntelliFit software operates on a Macintosh OS operating system, the Company believes that the IntelliFit software has no exposure to the year 2000 problem that may result from the date change at the end of 1999. However, because there are currently no operations using the IntelliFit software, the Company is unable to assess whether the IntelliFit software would have any year 2000-related problems when installed or operated in conjunction with other non-Macintosh OS networks and systems.

         On June 3, 1999, the Company announced that it has executed a definitive merger agreement to merge with Virtual Communities, Inc., a privately held developer and publisher of Internet based communities.

         Under the terms of the merger agreement, a subsidiary of HDG will merge with VCI in an all stock transaction in which VCI's stockholders would receive between approximately 11.8 million to 15.4 million shares of HDG common stock (subject to adjustment), representing approximately 88% to 91% of HDG's common stock after the merger (assuming no exercise of either company's warrants or options). HDG's existing common stock and Class A and Class B warrants will remain outstanding. VCI's Board of Directors and management will become the Board of Directors and management of the merged company.

         The transaction is expected to close in the third quarter of 1999, subject to the satisfaction of certain conditions, including obtaining the approval of HDG's and VCI's stockholders and an opinion from an investment banking firm that the transaction is fair to HDG's stockholders.

         The merger will be accounted for as a capital transaction, which is equivalent to the issuance of stock by VCI for HDG's net monetary assets, accompanied by a recapitalization of VCI.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has incurred substantial losses since inception and such losses are expected to continue during the development stage.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         From its inception in 1994 through the second quarter of 1997, the Company's efforts had been principally devoted to research, development and design of products, marketing activities and raising capital in connection with the IntelliFit system. The Company has generated only nominal revenues to date from the placement of test products and has incurred substantial operating losses.

         The Company has been unsuccessful in arranging licensing agreements for the Intellifit system. Prior to the second quarter of 1999, the Company had believed that licensing or entering into a joint venture deal for the Intellifit software was viable. While the Company still believes that the software has value, it does not believe that it is likely to conclude such a transaction in the near term. As such, the Company will continue to value the capitalized software at its estimated net realizable value of $50,000. The Company will still pursue licensing agreements for the Intellifit system.

         From inception through June 30, 1999, the Company sustained cumulative net losses of approximately $5,364,000 primarily as a result of general and administrative expenses, including salaries, marketing, and professional fees which have aggregated $3,844,000 since inception. During the six months ended June 30, 1999, the Company incurred net losses of $382,000, while during the same period during 1998, the Company incurred net losses of $225,000. The increased net losses during 1999 were the result of reduced interest income and increased legal and other transactional expenses related to the proposed merger.

         HDG has reduced current cash use to approximately $10,000 per month, not including transaction expenses being incurred in connection with the proposed merger with Virtual Communities, Inc. HDG has interest income of approximately $10,000 per month. The ongoing expenses are expected to remain at current levels through the end of 1999, except for expenses incurred in connection with the merger.

         During the six months ended June 30, 1999 and 1998, the Company recognized interest income of $63,000 and $96,000 respectively. The reduction in 1999 interest income is as a result of lower interest rates and a reduction in the Company's working capital. Prepaid expenses increased from $13,000 to $62,000 during the three months ended June 30, 1999 to reflect the prepayment of the annual Directors and Officers Insurance policy.

Plan of Operation

         Based on feedback from test sites and beta customers and the disappointing acceptance of the IntelliFit product, HDG has revamped its going forward business model. HDG no longer believes that it can be successful in selling or licensing the IntelliFit System to consumers and supporting the system in the field. As such, HDG has written off capitalized software costs of

$456,000 representing all but the salvage value of the IntelliFit software on HDG's balance sheet. The Company still believes that the IntelliFit software is a viable product for a company which has complementary products or which has an existing field sales and support organization. Accordingly, HDG will still entertain discussions with respect to possible licensing or sale arrangements, or selling or licensing the IntelliFit software to customers for incorporation into existing or new product lines. No assurances can be given that any such discussions will result in any agreements being reached. Additionally, because the IntelliFit software operates on a Mac OS operating system, HDG believes that the IntelliFit software has no exposure to the year 2000 problem that may result from the date change at the end of 1999. However, because there are currently no operations using the IntelliFit software, HDG is unable to assess whether the IntelliFit software would have any year 2000-related problems when installed or operated in conjunction with other non-Mac OS networks and systems.

         During 1998, under the previously announced stock buyback program, the Company repurchased approximately 149,900 shares. The Company has suspended the stock repurchase program.

         Following the Company's previously announced strategy of an investment in, or acquisition of, an existing company, on June 3, 1999, the Company announced the execution of the definitive merger agreement for the proposed acquisition of Virtual Communities, Inc. ("VCI"), an Internet communities company. Under the terms of the merger agreement, a subsidiary of HDG will merge with VCI in an all stock transaction in which, VCI's stockholders would receive between approximately 11.8 million to 15.4 million shares of HDG common stock (subject to adjustment), representing approximately 88% to 91% of HDG's common stock after the merger (assuming no exercise of either company's warrants or options). HDG's existing common stock and Class A and Class B warrants will remain outstanding. VCI's Board of Directors and management will become the Board of Directors and management of the merged company.

         The transaction is expected to close in the third quarter of 1999, subject to the satisfaction of certain conditions, including obtaining the approval of HDG's and VCI's stockholders, an opinion from an investment banking firm that the transaction is fair to HDG's stockholders and the SEC declaring effective the Company's registration statement with respect to the shares to be issued to the VCI stockholders in the proposed merger.

         On July 26, 1999, the Company filed its preliminary proxy statement/prospectus on a confidential basis with the SEC with respect to the proposed merger between the Company and VCI. The companies are now waiting for any comments on the filed document from the SEC.

         While the Company is working diligently to close the transaction in the third quarter of 1999, there can be no assurances that the Company will complete the merger.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company had working capital of $2,776,000. Based on the Company's anticipated working capital needs, the Company believes that the working capital will be sufficient to sustain planned operations for at least the next 12 months. During such period, the Company intends to focus its efforts on maintaining the reduced cash usage, completing the above mentioned acquisition, and licensing the Intellifit software. There can be no assurances that the Company's efforts will be successful.

                                     PART II

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits -


EXHIBITS             DESCRIPTION
  2.1                Agreement and Plan of Merger between the Company and Virtual
                     Communities, Inc. dated June 2, 1999.

 27                  Financial Data Schedule


 (b)  Reports on Form 8-K filed during the three months ended June 30, 1999:

      April 7, 1999: The Company announced that it had entered into a letter of intent dated as of March 30, 1999 with Virtual Communities, Inc. providing for the merger of Virtual Communities, Inc. with the Company.

      June 10, 1999: The Company announced the signing of a definitive Agreement and Plan of Merger dated as of June 2, 1999 with Virtual Communities, Inc.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HEURISTIC DEVELOPMENT GROUP, INC.



Date: August 11, 1999                       by: /s/ Gregory L. Zink
                                                ------------------------------
                                                    Gregory L. Zink, President



                                            by: /s/ Theodore Lanes
                                                ------------------------------
                                                    Theodore Lanes,
                                                    Chief Financial Officer