Form 10QSB
period 1999-09-30
VIRTUAL COMMUNITIES INC/DE/
filed 1999-11-22
CIK 1028718

                                   Form 10-QSB

                                  -------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                  -------------

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission file number 001-12637

                          VIRTUAL COMMUNITIES, INC.
             ----------------------------------------------------
             (Exact name of small business issuer in its charter)



           DELAWARE                                           95-4491750
- -------------------------------                       ---------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

589 EIGHTH AVENUE  SEVENTH FLOOR, NEW YORK, NEW YORK               10018
-----------------------------------------------------            ----------
     (Address of Principal Executive Offices)                    (Zip Code)

                                (212) 931-8600
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)


                       HEURISTIC DEVELOPMENT GROUP, INC.
                       1219 Morningside Drive, Suite 102
                      Manhattan Beach, California  90266
                      ----------------------------------
    (Former name or former address, if changed since last report)



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

State the number of shares outstanding of each of the issuer's common equity as of the latest practicable date: 14,075,382 shares of Common Stock, $.01 par value were outstanding as of November 1, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX

                                                                                PAGE

Part   I.  HDG FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets -
           September 30, 1999 (Unaudited) and December 31, 1998............        3

           Condensed Consolidated Statements of Operations - Three and Nine
           Months ended September 30, 1998 and 1999 and period
           from inception (July 20, 1994) to September 30, 1999 (Unaudited).       4

           Condensed Consolidated Statements of Cash Flows - Nine
           Months ended September 30, 1998 and 1999 and
           period from inception (July 20, 1994) to
           September 30, 1999 (Unaudited)..................................         5

           Notes to Financial Statements..................................          6

Item 2.    Management's Discussion and Analysis
           Of Financial Condition and Results of Operations...............          7

Part II.   OTHER INFORMATION

Item 5.    Subsequent Event .............................................          10

Item 6.    Exhibits and Reports .........................................          10

SIGNATURES................................................................         11

                          VIRTUAL COMMUNITIES, INC.
              (Previous Name: HEURISTIC DEVELOPMENT GROUP, INC.)
                          (a development stage company)
                     Condensed Consolidated Balance Sheet
                                September 30, 1999

                                                            September 30,                    December 31,
                        ASSETS                                 1999(Unaudited)                 1998
                                                         ------------------             ------------------
Current assets:
Cash and cash equivalents                                      $ 2,377,000                      $3,140,000
Short term loan to VCI                                             250,000                               -
Prepaid expenses and other current assets                           60,000                          32,000
                                                        -------------------             ------------------

Total current assets                                             2,687,000                       3,172,000
Capitalized software costs                                          50,000                          50,000
Furniture and equipment (net of accumulated depreciation)                -                          12,000
Organizational costs (net of accumulated amortization)                   -                           4,000
                                                        -------------------             ------------------
TOTAL ASSETS                                                   $ 2,737,000                      $3,238,000
                                                        ===================             ==================

                      LIABILITIES

Current liabilities:
Accounts payable                                                  $ 11,000                         $18,000
Accrued expenses                                                    91,000                          12,000
                                                        -------------------             ------------------
Total current liabilities                                          102,000                          30,000
                                                        -------------------             ------------------

                 STOCKHOLDERS' EQUITY

Preferred stock - $ .01 par value, authorized
5,000,000 shares issued and outstanding none
Common stock - $ .01 par value, authorized
20,000,000 shares issued and outstanding
2,101,326 shares (includes 349,370 shares
held in escrow) at September 30, 1999 and
December 31, 1998                                                   21,000                          21,000
Additional paid-in capital                                       8,441,000                       8,441,000
Accumulated Deficit during the development stage                (5,677,000)                     (5,104,000)
                                                        -------------------             ------------------
                                                                 2,785,000                       3,358,000
Treasury stock (149,900 shares) at September 30,
1999 and December 31, 1998                                        (150,000)                      (150,000)
                                                        -------------------             ------------------
Total stockholders' equity                                       2,635,000                       3,208,000
                                                        -------------------             ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 2,737,000                      $3,238,000
                                                        ===================             ==================

                          VIRTUAL COMMUNITIES, INC.
              (Previous Name: HEURISTIC DEVELOPMENT GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED CONSOLIDATED
                      STATEMENTS OF OPERATIONS(Unaudited)

                                                                                                     July 20,
                                                                                                       1994
                                            Three Months Ended           Nine Months Ended           (Inception)
                                            September 30,                September 30,                  to
                                        -------------------------------------------------------     September 30,
                                            1998          1999           1998          1999            1999
                                        ------------------------------------------------------------------------
 Costs and expenses:
 Research and development:
 Direct expenditures                                                                                  $ 338,000
 Payments under research
 services agreement                                                                                     137,000
                                                                                               -----------------
 Total research and
 development                                                                                            475,000
 General and administrative                 $124,000      $235,000      $438,000      $667,000        4,079,000
 Loss on sale and write down of
  equipment                                        -             -         7,000        13,000          185,000
Write down of capitalized software to
 estimated net realizable value              456,000                     456,000                        456,000
Acquisition breakup fee                      100,000                     100,000                        100,000
                                        ------------------------------------------------------------------------
 Total costs and expenses                    680,000       235,000     1,001,000       680,000        5,295,000
                                        ------------------------------------------------------------------------
 Loss from operations                       (680,000)     (235,000)   (1,001,000)     (680,000)      (5,295,000)
 Interest expense and amortization
  of debt discount and expense                (2,000)             -       (2,000)             -        (748,000)
 Interest income                              42,000        45,000       138,000        108,000          489,000
                                        ------------------------------------------------------------------------
 Net loss                                  $(640,000)     (190,000)     (865,000)     (572,000)     $(5,554,000)
                                        ========================================================================
 Net loss per share - Basic and
  Diluted                                  $   (0.37)        (0.12)        (0.49)        (0.36)
                                        =======================================================
 Weighted average shares outstanding       1,743,789     1,602,056     1,749,234     1,602,056
                                        =======================================================

                          VIRTUAL COMMUNITIES, INC.
                (Prior Name: HEURISTIC DEVELOPMENT GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                                                     July 20,
                                                                                                       1994
                                                                            Nine Months Ended       (Inception)
                                                                               September 30,            to
                                                                       ---------------------------   September 30,
                                                                            1998           1999         1999
                                                                       ------------------------------------------
Cash flows from operating activities:
Net loss                                                                  $(865,000)      (572,000)   (5,554,000)
Adjustments to reconcile net loss to net cash used in
 operating activities:
Depreciation and amortization                                                 8,000          2,000       170,000
Loss on sale and write down of equipment                                      7,000         13,000       185,000
 Write down of capitalized software to estimated net realizable value       456,000                      456,000
 Deposit for letter of intent                                               100,000                      100,000
Value of preferred stock charged to research and development                                              50,000
Amortization of loan acquisition costs                                                                   160,000
Amortization of debt discount                                                                            500,000
 Fair value of options granted                                                                           236,000
 Accrued interest on notes payable - stockholders                                                         64,000
 Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets             21,000       (28,000)       (99,000)
Net (decrease) increase in accounts payable and accrued expenses            (17,000)       72,000         96,000
                                                                       ------------------------------------------
Net cash used in operating activities                                      (290,000)     (513,000)    (3,636,000)
                                                                       ------------------------------------------

Cash flows from investing activities:
Issuance of short term loan to VCI                                                0     (250,000)       (250,000)
Deposit for letter of intent                                               (100,000)                    (100,000)
Acquisition of fixed assets                                                  (6,000)            0       (339,000)
Capitalized software costs                                                        -                     (506,000)
Proceeds from sale of equipment                                              11,000             0         24,000
                                                                       ------------------------------------------
Net cash used in investing activities                                       (95,000)    (250,000)         (1,171)
                                                                       ------------------------------------------
Cash flows from financing activities:
Proceeds from sale of common stock and exercise of options                                               419,000
Proceeds from the sale of preferred stock                                                                550,000
Proceeds from borrowings - notes payable - stockholders                                                1,194,000
Proceeds from Bridge notes                                                                             1,000,000
Repayment of Bridge notes                                                                             (1,000,000)
Proceeds from public offering, net of expenses                                                         5,501,000
Repayment of notes payable - stockholders                                                               (170,000)
Loan acquisition costs                                                                                  (160,000)
Purchase of treasury stock                                                  (27,000)                    (150,000)
                                                                       ------------------------------------------
Net cash provided by (used in) financing activities                         (27,000)            0      7,184,000
                                                                       ------------------------------------------
NET INCREASE (DECREASE) IN CASH                                           (412,000)      (763,000)      2,377,000

Cash and cash equivalents - beginning of period                           3,785,000      3,140,000
                                                                       ------------------------------------------
Cash and cash equivalents - end of period                                 3,373,000     $2,377,000      2,377,000
                                                                       ==========================================
Supplemental and noncash disclosures:
Preferred stock issued in connection with assignment agreement                                            50,000
Warrants issued in connection with Bridge notes                                                          500,000
Common stock issued for conversion of debt, accrued interest,
  preferred stock and preferred dividends                                                              1,084,000
Interest paid                                                                2,000                        16,000

                           VIRTUAL COMMUNITES, INC.
                (Prior Name: HEURISTIC DEVELOPMENT GROUP, INC.)
                         (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE A) - Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-KSB for the year ended December 31, 1998.

(NOTE B) - The Company:

         As of September 30, 1999 Heuristic Development Group, Inc. (the "Company" prior to its name change - See Note C") was a development stage company formed in 1994 to research, develop, design and market fitness-related products. The Company's sole product as of September 30, 1999 has been IntelliFit, a proprietary computerized system which generates personalized exercise prescriptions and tracks and records fitness programs.

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

(NOTE C) - Subsequent Event:

        On October 29, 1999, Virtual Communities, Inc. ("VCI") merged with and into HDG Acquisition Sub, Inc., a wholly owned subsidiary of Heuristic Development Group, Inc. ("HDG"). Previously, on June 3, 1999, HDG and VCI had entered into a Plan and Agreement of Merger (the "Merger") that was subsequently amended on September 8, 1999. VCI shareholders approved the merger by means of a Consent of Shareholders dated as of October 26, 1999 and HDG shareholders approved the merger at HDG's Annual Meeting held on the same date. See Also Item 5 Herein.

        In connection with the Merger, HDG changed its name to Virtual Communities, Inc. and began trading its securities (former symbol: IFIT) on the NASDAQ Small Cap Market on Monday, November 1, 1999 under the symbols: "VCIX" for the common stock, "VCIXU" for the Units, "VCIXW" for the Class A Warrants and "VCIXZ" for the Class B warrants. As a result of the Merger, VCI shareholders received 1.151 shares of HDG common stock for each share of VCI common stock held by them. After the Merger, there were a total of 14,075,382 shares of the Company outstanding. HDG's Board of Directors and management resigned and were replaced with VCI's Board of Directors and management. Following the Merger, VCI shareholders control HDG, holding 88.6% of the Common Stock of the Company with HDG shareholders holding 11.4%. On September 30, 1999, the Company filed a Registration Statement on Form S-4B, which included the financial statements of VCI for the period ending December 31, 1998 and unaudited financial statements for the period ending June 30, 1999, which are incorporated herein by reference thereto.


        The Merger was accounted for as a capital transaction, which is equivalent to the issuance of stock by VCI for HDG's net monetary assets, accompanied by a recapitalization of VCI.

        Proforma revenue, net loss and loss per share of the combined entity as of September 30, 1999 was $613,000, $3,965,000 and $0.28,
respectively. This pro forma information reflect the merger as if the merger had occurred January 1, 1999 and carried forward to September 30, 1999, taking into effect certain events that occurred subsequent to the period presented. Furthermore, this pro forma information does not purport to be indicative of the results which would have actually been obtained had such transaction been completed as of September 30, 1999 or which may be obtained in the future .


         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has incurred substantial losses since inception and such losses continued through the merger date.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The financial statements in this Quarterly Report on Form 10-QSB speak as of September 30, 1999, as required by the Securities Exchange Act of 1934, as amended, however, for a more complete understanding of the Company, the reader is directed to the subsequent events described in ITEM 5, below.

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

         From inception through September 30, 1999, the Company sustained cumulative net losses of approximately $5,554,000 primarily as a result of general and administrative expenses, including salaries, marketing, and professional fees which have aggregated $4,079,000 since inception. During the nine months ended September 30, 1999, the Company incurred net losses of $572,000, while during the same period during 1998, the Company incurred net losses of $865,000. The losses for the same period in 1998 included a one time loss on impairment of investment of $100,000, related to an aborted merger of the Company and Autoskill Inc., a California corporation, and a one time write off of capitalized software costs. Other than the effect of these one time expenses, there was a $263,000 increase in net losses for the nine months ended September 30, 1999 over that of the same period in 1998 as a result of reduced interest income and increased legal and other transactional expenses related to the proposed merger.

         HDG has reduced current cash use to approximately $10,000 per month, not including transaction expenses being incurred in connection with the merger with Virtual Communities, Inc. HDG has interest income of approximately $12,000 per month. The ongoing expenses remained at this level through the merger, except for expenses incurred in connection with the merger.

         During the nine months ended September 30, 1999 and 1998, the Company recognized interest income of $108,000 and $138,000 respectively. The reduction in 1999 interest income is as a result of lower interest rates and a reduction in the Company's working capital.

Plan of Operation

         Based on feedback from test sites and beta customers and the disappointing acceptance of the IntelliFit product, HDG has revamped its going forward business model. HDG no longer believes that it can be successful in selling or licensing the IntelliFit System to consumers and supporting the system in the field. As such, HDG has written off capitalized software costs of

$456,000 representing all but the salvage value of the IntelliFit software on HDG's balance sheet. The Company still believes that the IntelliFit software is a viable product for a company which has complementary products or which has an existing field sales and support organization. Accordingly, HDG will still entertain discussions with respect to possible licensing or sale arrangements. No assurances can be given that any such discussions will result in any agreements being reached. Additionally, because the IntelliFit software operates on a Mac OS operating system, HDG believes that the IntelliFit software has no exposure to the year 2000 problem that may result from the date change at the end of 1999. However, because there are currently no operations using the IntelliFit software, HDG is unable to assess whether the IntelliFit software would have any year 2000-related problems when installed or operated in conjunction with other non-Mac OS networks and systems.

         During 1998, under the previously announced stock buyback program, the Company repurchased approximately 149,900 shares. The Company has suspended the stock repurchase program.

         Following the Company's previously announced strategy of an investment in, or acquisition of, an existing company, on October 29, 1999, Virtual Communities, Inc. ("VCI") merged with and into
HDG Acquisition Sub, Inc., a wholly owned subsidiary of Heuristic Development Group, Inc. ("HDG"). Previously, on June 3, 1999, HDG and VCI had entered into a Plan and Agreement of Merger (the "Merger") that was subsequently amended on September 8, 1999. VCI shareholders approved the merger by means of a Consent of Shareholders dated as of October 26, 1999 and HDG shareholders approved the merger at HDG's Annual Meeting held on the same date.

        In connection with the Merger, HDG changed its name to Virtual Communities, Inc. and began trading its securities (former symbol: IFIT) on the NASDAQ Small Cap Market on Monday, November 1, 1999 under the symbols: "VCIX" for the common stock, "VCIXU" for the Units, "VCIXW" for the Class A Warrants and "VCIXZ" for the Class B warrants. As a result of the Merger, VCI shareholders received 1.151 shares of HDG common stock for each share of VCI common stock held by them. After the Merger, there were a total of 14,075,382 shares of the Company outstanding. HDG's Board of Directors and management resigned and were replaced with VCI's Board of Directors and management. Following the Merger, VCI shareholders control HDG, holding 88.6% of the Common Stock of the Company with HDG shareholders holding 11.4%.

        The merger was accounted for as a capital transaction, which is equivalent to the issuance of stock by VCI for HDG's net monetary assets, accompanied by a recapitalization of VCI.


LIQUIDITY AND CAPITAL RESOURCES

     In September 1999, HDG entered into a Note Purchase Agreement with VCI to issue up to $750,000 12% Senior Convertible Notes (the "Notes") to HDG. $250,000 of such Notes had been issued as of September 30, 1999 and an additional $500,000 Notes was issued to HDG in October 1999. All principal plus all accrued interest was forgiven as of completion of the merger transaction.

     At September 30, 1999, the Company had working capital of $2,585,000. Upon commencement of the merger transaction with Virtual Communities, Inc., existing working capital was transferred to the new entity.

                                     PART II


Item 5. Subsequent Event

On October 29, 1999, Virtual Communities, Inc. ("VCI") merged with and into HDG Acquisition Sub, Inc., a wholly owned subsidiary of Heuristic Development Group, Inc. ("HDG"). Previously, on June 3, 1999, HDG and VCI had entered into a Plan and Agreement of Merger (the "Merger") that was subsequently amended on September 8, 1999. VCI shareholders approved the merger by means of a Consent of Shareholders dated as of October 26, 1999 and HDG shareholders approved the merger at HDG's Annual Meeting held on the same date.

In connection with the Merger, HDG changed its name to Virtual Communities, Inc. and began trading its securities (former symbol: IFIT) on the NASDAQ Small Cap Market on Monday, November 1, 1999 under the symbols: "VCIX" for the common stock, "VCIXU" for the Units, "VCIXW" for the Class A Warrants and "VCIXZ" for the Class B warrants. As a result of the Merger, VCI shareholders received 1.151 shares of HDG common stock for each share of VCI common stock held by them. After the Merger, there were a total of 14,075,382 shares of the Company outstanding. HDG's Board of Directors and management resigned and were replaced with VCI's Board of Directors and management. Following the Merger, VCI shareholders control HDG, holding 88.6% of the Common Stock of the Company with HDG shareholders holding 11.4%.

As a result of the Merger, VCI became a wholly-owned subsidiary of HDG. VCI is a Delaware corporation that was organized in 1996 to develop, acquire and operate online communities on the Web that aggregate and publish various news, media and entertainment content targeted to specific demographic groups. VCI currently operates five online communities: Virtual Jerusalem, Virtual HolyLand, Virtual Ireland, Virtual Italy and Virtual India. VCI also recently began offering Web site design and development services to Web site publishers.

VCI, together with its Israeli subsidiaries, Virtual Communities Israel Ltd. ("VCIL") and V.C.I. Internet Properties Ltd. ("VCIIP"), employs 66 full-time employees, 47 of whom are located in VCIL's offices in Jerusalem, Israel, 2 of whom are located in VCIIP's offices in Eli, Israel, and 17 of whom are based in VCI's offices in New York, New York.

The offices of VCI and VCI's Israeli subsidiaries, VCIL and VCIIP, are located at 589 Eighth Avenue, New York, New York 10018, Jerusalem Technology Park, Jerusalem, Israel 91481 and Yishuv Eli 37, Eli, Israel 44828,respectively. VCI's Web site servers are housed in server parks in Herndon, Virginia and in New York, New York where they receive 24-hour maintenance and back-up services pursuant to an agreement with Frontier Global, Inc.

As a result of the filing of the Certificate of Merger, HDG's Certificate of Incorporation was amended and restated to change its name to "Virtual Communities, Inc." and to increase the number of authorized shares of HDG's stock to 45,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock. The Amended and Restated Certificate of Incorporation is HDG's Certificate of Incorporation until changed or amended as provided therein or by applicable law.

At the Annual Meeting of Shareholders held on October 26, 1999 HDG stockholders also 1) ratified the appointment of Arthur Andersen, LLP as HDG's independent auditors effective upon the Merger which was a condition to VCI's obligation to consummate the Merger, and Richard A. Eisner LLP resigned as the registrant's certifying accountant effective upon the ratified appointment date of Arthur Anderson, LLP; 2) approved amendments to HDG's Certificate of Incorporation and By Laws; and 3) approved a 1999 HDG Stock Incentive Plan. These actions are described in greater detail in a Form 8-K filed with the Commission on November 12, 1999.

Item 6. Exhibits and Reports


EXHIBITS.

Exhibit No.             Description of document
-----------             -----------------------

 2.1 Amendment to the Agreement and Plan of Merger, filed on September 30, 1999 (1)

27.1                    Financial Data Schedule

99.1 VCI Consolidated Financial Statements for the year ending December 31, 1998 (2)

99.2 VCI Consolidated Financial Statements for the period ending June 30, 1999 (3)

(1) Filed with the Commission as Appendix L to HDG's Registration Statement on Form S-4 Amendment No. 1 (Commission file number 333-87373), on September 30, 1999, and incorporated herein by reference thereto.

(2) Filed with the Commission as Appendix H to HDG's Registration Statement on Form S-4 Amendment No. 1 (Commission file number 333-87373), on September 30, 1999, and incorporated herein by reference thereto.

(3) Filed with the Commission as Appendix I to HDG's Registration Statement on Form S-4 Amendment No. 1 (Commission file number 333-87373), on September 30, 1999, and incorporated herein by reference thereto.


                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              VIRTUAL COMMUNITIES, INC.
                                              [Prior name: HEURISTIC
                                                DEVELOPMENT GROUP]


Date: November 19, 1999                       by: /s/ Avi Moskowitz
                                                 ------------------------------
                                                 Avi Moskowitz, President
                                                 (Principal Executive and
                                                    Financial Officer)