Form 10KSB40
period 1999-12-31
VIRTUAL COMMUNITIES INC/DE/
filed 2000-04-14
CIK 1028718

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             REPORT ON FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                          COMMISSION FILE NO. 001-12637

                            VIRTUAL COMMUNITIES, INC.
                 ----------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                       DELAWARE                                              95-4491750
                       --------                                              ----------
 (STATE OF OR OTHER JURISDICTION OF INCORPORATION OR             (IRS EMPLOYER IDENTIFICATION NO.)
                    ORGANIZATION)

          589 EIGHTH AVENUE, SEVENTH FLOOR,
                  NEW YORK, NEW YORK                                           10018
                  ------------------                                           -----
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 931-8600

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

                CLASS A REDEEMABLE COMMON STOCK PURCHASE WARRANT
                                (TITLE OF CLASS)

                CLASS B REDEEMABLE COMMON STOCK PUCHASE WARRANT
                                (TITLE OF CLASS)


                 UNITS CONSISTING OF ONE SHARE OF COMMON STOCK,
                  ONE CLASS A WARRANT AND ONE CLASS B WARRANT
                                (TITLE OF CLASS)

  Each class of the Registrant's securities set forth above trades on the Nasdaq SmallCap Market.

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the

Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    Issuer's revenues for its most recent fiscal year were $857,000.

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such Stock as of April 10, 2000, was approximately $52,850,690.

    The number of shares outstanding of the issuer's common stock, as of April 10, 2000 was 16,500,244.

    Documents Incorporated by Reference: None, except for those indicated in the Exhibit Index.

                           VIRTUAL COMMUNITIES, INC.

                      1999 ANNUAL REPORT ON FORM 10-KSB

                               TABLE OF CONTENTS


PART I

Item 1.
Business.......................................................          5

Item 2.
Properties.....................................................         18

Item 3.
Legal Proceedings..............................................         18

Item 4.
Submission of Matters to a Vote of Security Holders............         19

PART II

Item 5.
Market for Registrant's Common Equity and
Related Stockholder Matters....................................         21

Item 6.
Selected Financial Data........................................         23

Item 7.
Management's Discussion and Analysis of Financial
Condition and Results of Operations...........................          24

Item 8.
Financial Statements and Supplementary Data....................         42

Item 9.
Changes in and Disagreements with Accountants on
Accounting and Financial Disclosures...........................         42

PART III

Item 10.
Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act..............         43

Item 11.
Executive Compensation.........................................         46

Item 12.
Security Ownership of Certain Beneficial Owners and
Management.....................................................         52

Item 13.

Certain Relationships and Related Transactions.................         54

PART IV

Item 14.
Exhibits, Financial Statements and Reports on
Form 8-K.......................................................         57


SIGNATURES.....................................................

ITEM 1.   BUSINESS

SUMMARY

     Virtual Communities, Inc. (the "Company") is a developer and publisher of online business-to-business and business-to-consumer communities. Through its proprietary Community Management Solution(TM) (CMS), the Company designs and develops web-based vertical communities containing a comprehensive suite of products and services that includes web publishing and content management software, integrated e-commerce solutions and best-of-breed interactive community features. The Company also offers its CMS clients with editorial and marketing services and an advertising sales network. The Company believes CMS offers a rapid, 90-day, one-stop solution for creating an online community that contains all the web tools required for managing content, conducting e-commerce and attracting and retaining online visitors.

     The central component of CMS is Cortext(TM) Web Publishing and Content Management Software ("Cortext"). Cortext is "object-oriented" software application that allows various components of a web site, including articles, images, sounds and other web resources, to be easily manipulated through a database containing such components. In February 2000, the Company acquired a majority stake in Cortext, Ltd., an Israeli software developer that developed the Cortext Software. Cortext, which is based on XML standards, provides a rich environment for users to create and publish information to the Internet.

     CMS also includes an array of software and programming modules that are used to create dynamic online communities. These modules include online shopping malls, industry exchanges, auctions, multimedia content, personal email, chat, classifieds, message boards and forums, instant messaging, polls, quizzes and sweepstakes. CMS eliminates the need for Web site publishers to enter into separate relationships with multiple vendors for software licenses and services required to create and maintain vertical communities. The Company provides several of its CMS features through license arrangements with third party service providers including, but not limited to Intershop Communications, Inc., Accuweather, Inc., homestead.com Incorporated, iMediation, Inc, Netgravity, Inc., OpenSite Technologies, Inc., Talk City, Inc. and Tribal Voice, Inc. We also develop our own programming tools and visitor retention elements through a subsidiary of the Company located in Israel and which is engaged in software development and programming and design services on behalf of the Company.

     We market and sell CMS directly in the U.S., and in the European Community through Vanco Limited, a U.K. based technology company with whom we entered into an agreement in February 2000, pursuant to which Vanco provides us with CMS marketing and technical services. We intend to develop similar relationships with third parties in other geographic regions in order to extend our marketing and CMS deployment activities in those regions. The Company has entered into definitive agreements for the sale of four CMS systems since commencing CMS sales in August 1999 and is currently negotiating the sale of several additional CMS installations. We currently take a portion of our fee in the equity of a client who secures our CMS services. We also provide hosting and maintenance for our CMS customers, which commence following the completion of our design and development services on their behalf. Approximately 19% of our revenues derived from CMS sales for the year ended December 31, 1999.

In addition to our CMS business, we publish five online communities owned by us and targeted to members of U.S. demographic groups with interests in their historical ethnic backgrounds. These online communities include: Virtual Jerusalem (www.virtualjerusalem.com), a leading Internet site containing Jewish and Israel related content that has been in operation since 1996, Virtual HolyLand (www.virtualholyland.com), targeted to the Evangelical Christian community and launched in late 1998, and Virtual Ireland (www.virtualireland.com), Virtual Italy (www.virtualitaly.com) and Virtual India (www.virtualindia.com), which were developed and launched during 1999. The Company's advertisers on its web sites include Continental Airlines, AerLingus Airlines, Alitalia Airlines, Bailey's Irish Cream, Carmel Wines, The Royal Wine Company and the Christian Broadcast Network. We are currently adding shopping malls and store-building capabilities to our own online communities.

The Company, a Delaware corporation formerly known as Heuristic Development Group, Inc. ("HDG"), consummated a merger (the "Merger") with Virtual Communities, Inc. ("VCI"), also a Delaware corporation, in October 1999. Prior to the Merger, we were a development stage company organized to develop, design and market fitness-related products. In 1999, we decided to pursue a strategy of acquisition of an existing company culminating in the merger with VCI. VCI was organized in 1996 to develop and operate online communities on the Web targeted to specific ethnic groups. After the Merger, we changed our name to Virtual Communities, Inc., to reflect that our Company's business is now the development and operation of online communities and related services for third parties and the publishing of our own online communities.

BACKGROUND

     Prior to the merger, we were a development stage company originally organized to research, develop, design and market fitness-related products. Our primary product was the IntelliFit System, a proprietary computerized system that generates personalized exercise prescriptions and tracks and records fitness programs. Due to disappointing acceptance of the IntelliFit System, our management decided to pursue a strategy of investment in or acquisition of an existing company, culminating in the merger with VCI. Now that VCI has merged with our wholly-owned subsidiary, our business is that of VCI. In March 2000, we merged this wholly owned subsidiary into the parent company.

     Accordingly, when we discuss "our" business activities for time periods prior to the merger in this and other sections of this 10-K, we are referring to the business of VCI prior to the merger unless we expressly state otherwise.

     VCI was incorporated in August 1996 as Virtual Jerusalem Ltd., Inc. It was founded to develop, acquire and operate online communities on the Web targeted to members of demographic groups with interests in their historical ethnic backgrounds and who want to share information with other members with like interests. In June 1997, VCI acquired substantially all of the assets and outstanding shares of Virtual Communities Israel Ltd., formerly called Virtual Jerusalem Ltd. ("VCIL"). Virtual Jerusalem Ltd., was an Israeli corporation formed in 1996 by the founders of VCI that developed and published an Internet Web site called Virtual Jerusalem. VCIL currently develops and maintains the Company's online communities and performs certain programming, design, software development and web maintenance services on behalf of the Company pursuant to a Cost Plus Agreement and certain general and administrative duties on behalf of the Company pursuant to a Financial Services Agreement between the entities.

     As a result of our experience in developing and publishing five online communities from 1996 through 1999 and creating over one hundred Web sites for content partners, we began offering our Community Management Solution ("CMS") design and development services and software to unrelated third party Web site publishers in July 1999. Although we historically provided Web site design development and hosting and maintenance services to our content partners in exchange, in most cases, for access to content for our online communities, offering CMS customized software and services to third parties for a fee represents a relatively new business for us.

     CMS offers customers a single source technology and service solution, including scalable content management and publishing software, cutting-edge e-commerce functionality, best-of-breed community retention features such as chat, free-email, polls, quizzes, and forums, plus community design and development services, ongoing maintenance, hosting and 24/7 support. CMS includes Cortext web publishing and content management software and numerous interactive elements, some of which we have developed through our VCIL subsidiary and some of which are licensed from third parties as described in more detail below. Since mid 1999, we have been increasingly focused on adding software tools and services to CMS to make it a complete solution required by Web publishers - be they businesses or other organizations - to manage the information, advertisements and other interactive elements that make up the content of their Web sites. We have entered into four CMS agreements with third parties to date for the provision of these services, and are currently negotiating with several other parties to provide these services on a fee basis and have received interest from other entities for CMS. (See "Community Management Solution".)

     In addition to marketing CMS and engaging in design, development and maintenance activities for our CMS clients, we currently operate five online communities: Virtual Jerusalem (www.virtualjerusalem.com), Virtual HolyLand (www.virtualholyland.com), Virtual Ireland (www.virtualireland.com), Virtual Italy (www.virtualitaly.com). and Virtual India (www.virtualindia.com). Rather than create our own content, our Web sites aggregate comprehensive news and a variety of interactive and community-building elements selected from existing online entities (called "content partners") with which we enter into relationships. We wrap the content we obtain from these content partners with additional features and services to create a cohesive Web environment targeted to a specific demographic profile. In consideration for the use of such content, we provide our content partners with a variety of benefits, including links to their Web sites, a portion of advertising revenues and interactive services.

INDUSTRY BACKGROUND

Growth of the Internet

     The Internet has emerged as a global medium, enabling millions of people worldwide to share information, communicate and conduct business electronically. International Data Corporation ("IDC") estimates that the number of Web users will grow from approximately 142 million worldwide in 1998 to approximately 502 million worldwide by the end of 2002. This growth is expected to be driven by the large and growing number of personal computers ("PCs") installed in homes and offices, the decreasing cost of PCs, easier, faster and cheaper access to the Internet, improvements in network infrastructure, the proliferation of Internet content and the increasing familiarity with and acceptance of the Internet by businesses and consumers. The Internet possesses a number of unique characteristics that differentiate it from traditional media: lack of geographic or temporal limitations; real-time access to dynamic and interactive content; and instantaneous communication with a single individual or with groups of individuals. As a result of these characteristics, Web usage is expected to continue to grow rapidly. The proliferation of users, combined with the Web's reach and lower cost of marketing, has created a powerful channel for conducting commerce, marketing and advertising.

     IDC also estimates that revenue generated from Internet commerce will exceed $1.3 trillion by 2003. As the Internet has become more accessible, functional and widely used, it has emerged as a primary business channel. Businesses are increasingly using the Web both for marketing and distribution of their services and products and to communicate and conduct business with their customers and others.

     IDC estimates that the number of web pages will grow from 925 million in 1998 to 13.1 billion in 2003. This dramatic growth in content has created a strong need for solutions to content management problems that will allow for the rapid and effective delivery of information. These solutions must accommodate the volume, complexity and variability of web content. In addition, these solutions must be scalable and allow for use by large numbers of content contributors. In order to address these needs, companies are increasingly demanding software systems that automate the workflow of content creation, management and delivery.

     In addition, in an effort to create a more engaging online presence, companies are seeking to deliver dynamic content and interactive services that will ensure that visitors will become loyal to their sites, spend time on them while interacting with other like-minded visitors and engage in e-commerce activities.

The growth of online communities and free Internet services

     Traditional use of the Web has consisted largely of one-way communications in which users self select and view different Web sites containing professionally created content on topics of general interest such as news, sports and weather. However, there is a growing demand for online community sites where users can publish content and engage in community activities including home page building, and interactive discussion or "chat" and forums. In addition, many users are interested in gaining access to other free services for entertainment, such as interactive games or video, or for their utility to the end user, such as e-mail, auction services or purchases through an online store. Online communities provide a medium for such access and interaction. These communities generate significant volumes of traffic, as visitors tend to return to those sites where they have established an online presence or have become familiar with the services. According to statistics published by Media Metrix, online community sites have recently been one of the fastest growing sectors of the Web.

E-commerce and advertising

     The growing acceptance of the Web represents a significant opportunity for businesses to conduct electronic commerce ("e-commerce") over the Internet. The Internet allows companies to develop one-to-one relationships with customers worldwide without making significant investments in traditional infrastructure such as retail outlets, distribution networks and sales personnel. The Internet is an increasingly significant global medium for e-commerce. According to IDC, transactions on the Internet are expected to increase from approximately $32 billion in 1998 to approximately $426 billion in 2002, with the number of users that are buyers of products and services rising from 26% to 40% in the same period.

     Increases in consumer purchases on the Internet are expected to be a significant factor in the growth of e-commerce. Online shopping is a shopping experience that offers convenience to the shopper. An online consumer's ability to quickly comparison shop is greatly enhanced by the ability to quickly access multiple retailers via the Internet. Products commonly sold on the Internet include items such as software, books, music CDs, videocassettes, and airline tickets. More recently, businesses have begun selling specialty retail products, service items and large ticket household consumer goods, as Internet usage and familiarity has increased.

     According to Forrester Research, total online retail sales in the U.S. are expected to increase from $7.8 billion in 1998 to $76.3 billion in 2002, representing a compound annual growth rate of 76.9%. Forrester Research also projects that the number of U.S. households that shop online will increase from
8.7 million in 1998 to 30.3 million in 2002.

     Growth in the Web has also created an important new advertising channel. Tools not available in traditional advertising media, such as real-time measurement of "click-throughs" on advertising banners, further increase the attractiveness of Web advertising by giving advertisers instant feedback on campaigns. Jupiter Communications projects that the dollar value of advertising on the Web is expected to increase from approximately $3.0 billion in 1999 to approximately $7.7 billion in 2002. To date, businesses and advertisers have typically used traditional navigational sites and professionally created content sites for the sale and marketing of their products and services online.

     Online community sites, however, provide more detailed demographic data and self-selected groups of consumers with an affinity for particular products. Advertisers can thus more easily deliver targeted messages in a cost-effective manner on online community sites.

OUR STRATEGY

CMS Business

     In August 1999, our Company decided to re-focus its business model and leverage its experience in building targeted, vertical online communities. The Company began marketing its Community Management Solution (CMS), a comprehensive software and services solution for developing and maintaining web-based communities. A significant component of this solution, which allows us to offer our comprehensive community building solution is our acquisition of Cortext Ltd., an Israeli based company that develops proprietary content management software technology. Cortext software functions as the platform of CMS. Cortext's cutting edge technology allows publishers to easily update their online communities without the need for programmers. The software's object-oriented architecture, together with its powerful intuitive scripting language, meets the dynamic requirements of the challenging environment of an online community. Using Cortext software as our platform for CMS, we are able to deliver a complete solution for building online communities in less than 90 days.

     Our management believes that as competition for Internet viewers increases, Web publishers will need to add increasing amounts of content, services and interactive elements to their vertical communities to attract and maintain viewers. Increased competition will also require them to offer a wider array of services that enable their users to interact with other users, through chat rooms, message boards, games, free e-mail services and personal home pages. Our management believes that managing these communities will likely require sophisticated software and Web maintenance technologies, including content management systems, Web site registration elements, statistical reporting services and advertising management and placement software.

     Based on our projection of the increased complexity of Web publishers' sites, we believe that a growing number of such publishers will prefer a "one stop" solution for their online needs that offers a comprehensive package of enabling and enhancing tools, including development and maintenance options, content management software and a flexible choice of interactive elements that will serve as retention elements for their visitors. We believe that companies offering such services will provide Web publishers with the ability to avoid the relatively high cost associated with entering into numerous individual license and service agreements with multiple parties to obtain such services.

Online Communities Business

     Our strategy for our five online communities groups that we currently own and publish, and which are targeted to affinity groups, is to further develop them by enhancing them with Cortext web publishing and content management software and providing them with additional "Best of the Web" content, interactive elements and e-commerce capabilities. In so doing, we expect that we can further increase the value of these online communities, add additional visitors and registered users of them and increase revenues derived from each of them through advertising banner and sponsorship sales and commissions resulting from e-commerce transactions.

     We have selected our target groups around which to create communities based on their overall size, Internet use and socioeconomic level. These elements help ensure that the group will be attractive to potential online advertisers and e-commerce vendors as well as future partners or acquirers of the same. Our management thinks that there is a substantial opportunity to generate revenue from e-commerce and advertising that is focused on target groups with these characteristics which will make these Web properties attractive to potential purchasers of the same.

     Our goal is to further develop these communities into fully mature niche web properties that we will then be able to sell to third parties interested in acquiring an online community targeted to a specific segment of the population with whom they currently have a relationship. Such parties may be interested in acquiring one of our communities for strategic reasons in the event they currently publish another site targeted to such community and wish to increase their market share of the same. An Internet service provider or online business that wishes to obtain a content-rich portal for its current users may also be interested in acquiring one of our online communities. An entity that may be interested in one of our online communities could be one that wishes to create a substantial e-commerce business tailored to one of our target population groups and wishes to consolidate a Web entity that possesses large numbers of members of that community with its own Web site.

     The Company may also decide to enter into strategic relationships with third parties interested in acquiring a percentage ownership in a holding company that operates one of our communities. In any sale or relationship that the Company enters into regarding its published communities, the Company intends to have the same enter into an agreement with the Company for the purpose of providing the same with our CMS and editorial services.

Our Revenue Sources

     While advertising and hosting have contributed approximately 70% of our 1999 revenues we anticipate that the majority of our revenues in 2000 will be derived from our CMS design and development services. We project that our Web site design and development services revenues will become the principal revenue source for the Company. In addition, we project that our advertising revenues will also grow signficantly.

     Below is a more detailed description of our three projected revenue streams.


     CMS Business

     We offer CMS design and development services and software to third party Web publishers on a fee basis. We currently charge for CMS on a basis that provides for half of payment to be in the form of equity in the client's business. We offer CMS services on a flexible or customized "modular" basis, allowing Web site publishers to select individual modules for their specific needs in addition to the basic Cortext web publishing and content management software. CMS customers may also obtain additional services and components from the Company such as editorial and marketing services and licenses for software specifically required for their particular businesses or needs. To provide the standard suite of modules to CMS customers, we arrange third party licenses for them or grant sublicenses for software that we previously licensed from Internet service providers. In order to deliver design and development services and software programs to our CMS clients, one of our subsidiaries, Virtual Communities Israel, Ltd., maintains a staff of Internet designers, programmers and software developers who create, update and maintain CMS for our clients.

     To date we have entered into four CMS agreements with third parties, including one through our relationship with Vanco Limited (see "Our Marketing Efforts - CMS Business" below). At the same time we enter into a design and development agreement with our CMS clients, we also enter into a second agreement with them for the provision of hosting and maintenance services following the completion of CMS development for them. Pursuant to our CMS agreement, we grant a limited, non-exclusive, worldwide, perpetual royalty-free, nontransferable license to use CMS and its various modules which is installed on a client's existing site or on a new site designed by the Company. We also provide licenses for a variety of programming elements designed by us and interactive elements provided by third parties. We provide for the completion of CMS within a 90 day period and the term of our maintenance agreements are for one year automatically renewed for additional one-year terms unless either party elects to terminate the same.

     Advertising

     Our management thinks that our Web communities have an advertising advantage over general Web sites in that their target audiences are clearly defined, well educated and have excess disposable income. These characteristics are the type of demographic profile that advertisers traditionally seek. We currently have agreements with a number of advertisers, including: Continental Airlines, Aer Lingus, Alitalia, Vitamin Shoppe Industries and Econophone.

     Current average advertising prices on the Virtual Jerusalem Web community are approximately $10 to $25 cost-per-thousand page views ("CPM"), depending upon the length of the advertisement. To date, our typical advertisement agreement provides for a three to six month term.

     We recently shifted our advertising focus by trying to gather sponsor advertisers who would sponsor a whole page or channel. These sponsors would enter into a yearlong commitment, rather than the short-term advertisement contracts currently provided by us. Our management thinks that these sponsors should be attracted to these sponsorship offerings since they do not have to share our advertising space with other advertisers. In addition, this format provides increased click-through rates while providing more brand building opportunities for the sponsor. Several of our most recent advertisers entered into six to twelve month sponsor agreements with us.

     E-commerce

     We have a license agreement with Intershop Communications, Inc. whereby we are creating online shopping centers for our communities and offer our CMS customers the ability to create their own stores and enable merchant partners to build their own stores within the client's online mall using software developed by Intershop and customized by the Company. (See "Licenses, Service Agreements and Trademarks.") To date, we have introduced Intershop-powered malls on our Virtual Jerusalem, Virtual Ireland and Virtual Italy communities.

     We believe that E-commerce vendors will be attracted to our online communities since each community targets a well-defined, passionate demographic group. At the same time, our users expect the desired e-commerce vendors to be attracted to their community due to our unique content. We intend to create stronger e-commerce relationships with our members by gathering information about registered users' personal buying habits and "purchase events," such as birthdays, anniversaries and holidays, and targeting those users with direct e-mails sent in advance of the purchase events.

     To generate e-commerce revenue, we intend on entering into agreements with vendors that will create their own stores using Intershop's software licensed to us, which stores will be part of shopping malls on our communities. We hope to receive a fee of $175 to $550 per month plus a 10% commission as a percentage of the total transaction amounts made on a store from vendors who create stores on our communities. We anticipate that each community's e-commerce opportunities will derive from both global vendors, such as Baileys Irish Cream which has created a store on Virtual Ireland, as well as local vendors that are particularly focused on individual communities, such as Yenta's Unique Paper Judaica on our Virtual Jerusalem community.

Our Marketing Efforts

CMS Business

     The market for CMS includes professional and trade associations, niche publications and entrepreneurs that are potentially interested in creating a targeted vertical online community, either business-to-business and business-to-consumer related. There are approximately 130,000 professional and trade organizations and 20,000 targeted niche publications in the United States alone. The Gartner group estimates that the 300 current business-to-business online marketplaces as of December 1999 will grow to 10,000 such marketplaces by 2002.

     We are currently marketing CMS in a number of different ways. We have signed an exclusive agreement with Vanco Limited, the leading independent network services company in Europe, to distribute CMS in the U.K. and eventually in the rest of the European Community (see below). We intend to replicate this relationship in additional geographic regions. We recently opened a second U.S. office in Los Angeles to support and maintain CMS sales and operations on the West Coast. We continue to expand our New York based CMS sales force and operations team. We have also placed advertisements in a number of major "new media" magazines including Business 2.0, Industry Standard and Red Herring.

     In February 2000, VCI Community Solutions, Inc., a subsidiary of the Company, entered into a Representation and Technical Support Agreement with Vanco Consulting Limited, a U.K. company that is a subsidiary of Vanco Ltd., a European independent network services company ("Vanco"). Pursuant to the agreement, Vanco markets and provides technical development and support services for the Company in the European Community in return for which Vanco has received exclusivity for the right to market and support CMS in E.U. countries. The Agreement is for a two-year period provided that the Company sells a minimum of two CMS Systems to parties introduced by Vanco during the first six months of the term and eight CMS systems during the first year of the term. Vanco will receive a fixed fee from the Company for each Company client in the EU for whom it provides marketing, development and technical support services in the form of a percentage of the cash revenues and equity received by the Company from its customers. All of the equity received from such customers introduced by Vanco to the Company will be placed in escrow on behalf of the parties pending a decision by them to form a joint venture entity within a year from the date of the agreement. In the event the parties do not do so, the equity will be distributed 60% to the Company and 40% to Vanco.

     In addition to its marketing duties under the agreement, Vanco will be responsible for coordinating the development of an introduced party's online community project, providing design and programming services, technical support, training and back up services. Vanco will also be responsible for acquiring all components of the network structure required to host, operate and back up the introduced parties' communities with the exception of servers that shall be provided by VCI. Vanco will also provide 24/7 emergency support lines. VCI is responsible for providing training to Vanco staff and marketing and technical consultations and documentation.

Online Communities

     We currently market our online communities by:

 . engaging in comprehensive advertising campaigns, including print advertisements, radio spots, direct mail and online advertising, designed to introduce each of our Web sites to our targeted audience in the United States;

 . disseminating press releases to announce the launch of our new Web sites, additional features and the addition of new content partners; and

 . contracting with our content partners to publicize their affiliation with our Web sites to their constituent organizations and members, and encouraging these partners to link their Web sites to our Web sites (e.g., the International Christian Embassy in Jerusalem created a link to Virtual HolyLand).

 . indexing our Web sites on the Internet's major search engines.

Specific marketing efforts for Virtual Jerusalem

     We have a multi-month significant keyword campaign for the Virtual Jerusalem Web site on Yahoo! and a major print campaign that includes the placement of full-page advertisements in most major Jewish weekly and monthly publications across the United States.

Specific marketing efforts for Virtual HolyLand

     The marketing campaign for Virtual HolyLand includes online, print and radio advertisements in well known Christian Web sites, magazines and radio shows including that of Pat Boone, a well-known Christian entertainer who has served as official spokesperson for Virtual HolyLand in the past, promoting Virtual Holyland at trade shows and on his nationally syndicated radio program in consideration for a monthly fee.

Specific marketing efforts for Virtual Ireland

     The marketing campaign for Virtual Ireland includes online, print and television advertisements in an effort to introduce this Web site to the Irish community in the U.S. during the third and fourth quarters of 1999. We also sponsor sweepstakes on the Virtual Ireland site for free trips to Ireland in order to encourage registration on the site.

Specific marketing efforts for Virtual Italy and Virtual India

     Marketing campaigns for Virtual Italy and India, to be re-launched in the second and third quarters of 2000, respectively, will include newspaper and other print and online advertisements, promotions and grass roots efforts with organizations in the Italian American and Indian communities, respectively.

Competition

CMS Business

     To create vertical online communities, organizations, and traditional offline businesses, entrepreneurs are presented with a number of choices. They can select a web development firm, Application Service Provider, ("ASP"), content publishing software house and a host of other consulting services to provide a solution to their Web needs. To create a robust community requires building a Web presence that will generate repeat traffic, create member registrations, provide targeted and timely content and allow for advertising and revenue generating e-commerce opportunity. A potential CMS client needs to reach its market quickly in a cost-efficient manner. In such circumstances outsourcing an online community to multiple vendors or developing the same in-house is a costly and time-consuming process requiring $2-4 million and 6-12 months.

     CMS provides a significant advantage over its competitors in this regard. CMS provides a complete, single-source solution to creating, developing and managing robust online communities. We believe that our fee, split between cash and equity, is attractively priced to be competitive with other providers of content management software and community building services. We also believe that our ability to commit to creating online communities within a 90-day period provides us with a strong competitive edge due to the desire of potential clients to create communities as quickly as possible.

     We face competition from a number of sources, including potential entities that perform Web site development services in-house or contract with others for such services. These sources include Web site service boutique firms, including Vignette Ltd., a British company, OpenMarket, Inc., a Massachusetts company, Interwoven, a U.S. company, on-line services companies, advertising agencies, direct access Internet and Internet-services and access providers as well as specialized and integrated marketing communication firms, all of which are entering the Web site design and development market in varying degrees. Many of our competitors or potential competitors have longer operating histories, longer client relationships and significantly greater financial, management, technological, development, sales, marketing and other resources than we have.

Online Communities

     As described below, we have a variety of competitors for each of our communities and for each of the markets in which these entities operate. In addition, we acknowledge that there are many other Internet companies, such as theglobe.com, Geocities and Xoom.com, that attract significant numbers of registered users to their "community" Web sites that may compete for our potential users, registrants, content partners, advertisers, e-commerce vendors and sponsors. However, our management thinks that most of these Web sites focus primarily on providing free personal web pages to their users and do not offer the same level of a targeted demographics and information that our Web sites offer. Moreover, our management thinks that Web sites like ivillage.com target communities that are so broad (e.g., women) that focused e-commerce and advertising may become difficult.

     Competitors to Virtual Jerusalem

     We have numerous competitors in the Jewish and Israeli Web markets, including, but not limited to: Jewish Communities On-Line (on America OnLine); JAN (wwwjcnl8.com; general commercial Jewish Web sites); Shamash
(www.shamash.org; a non-profit Jewish communal network); Shema Yisrael (www.shemayisrael.co.il; a non-profit Ultra Orthodox site); and the Jerusalem Post (jpost.co.il; the on-line edition of the newspaper).

     Competitors to Virtual HolyLand

     In the Evangelical Christian market, our primary competitors are crosswalk.com (published by Didax, Inc.), Jesus2000.com, cbn.com (published by the Christian broadcasting Network) and other Web sites published by ministries and evangelists.

     Competitors to Virtual Ireland

     Our competition for Virtual Ireland include The Irish Times Web site (www.ireland.com), Local Ireland (www.local.ie; a governmental Web site financed in part by Telecom Eireann), Ask Ireland (sponsored by the Irish government) and Touchtel's tourist information site (www.goireland.com). Other competitive Web sites include paddynet.com, irishabroad.com and celtic.com containing local news and free e-mail services.

     Competitors to Virtual Italy

     Our competition for Virtual Italy includes DolceVita (www.dolcevita.com; a fashion and travel site), Made in Italy (www.made-in-italy.com; a travel and e-commerce site) and Virtual Italia (www.virtualitalia.com; a general Italian interest site).

     Competitors to Virtual India

     Competitors to virtualindia.com include: Rediff on the Net
(www.rediff.com), an India-oriented online service), India-Today (www.india-today.com, a news and cultural site) and 123india.com (www.123india.com, a news information and software site).

Potential future competitors

     In addition to current competitors, given the low barriers to entry, it is likely that additional competitors will enter our markets in the future, and that many of such competitors will have substantially greater financial, management, technological, sales, marketing and other resources than we have. We cannot assure you that in the future we will be able to compete successfully in any of our current markets, and our inability to do so would have a material adverse impact on our business, financial condition and operating results.

Cortext Web Publishing and Content Management Software

     The central component of CMS is Cortext Web Publishing and Content Management Software. (see "Technology Acquisitions"). Cortext provides Web publishers with the tools required for creating and maintaining a continually generated Web site. Cortext consists of a suite of products designed to solve the problems of creating and maintaining Web site publishing by aiding in the following:

 . management of data flow from text form to published Web site form through to data archiving;
 . editing data at each stage of the publishing process;
 . creating attractive and sophisticated designs in HTML language;
 . publishing a Web site as required (up to several times a day); and . technical administration.

     Cortext software can be used to build, edit and manage online communities and Web sites of all sizes and requires little technical experience to permit flexible development of Web sites. Cortext "object oriented" software manages the publication of large quantities of data from PCs to Internet sites. The application program for Cortext is written in open source code Perl language software and uses industry standard databases. To help ensure the longevity of Cortext as a publishing tool, Cortext was developed with an open industry standard development platform and development tools to reduce development risks.

How Cortext Works

     Cortext prompts a user for data on a "User Entry Screen" which is a data entry screen on a database. This screen allows for the simultaneous entry, modification and deletion of data while immediately and automatically updating the associated Web pages of a Web site. By utilizing Cortext software, Web publishers can directly interact with the database screens via the Internet. Once data reaches a site by means of a standard database, Cortext allows for the further editing of the published data by enabling the user to select the articles, stories, graphics, or other components to be published on the Internet. The remainder of the data may be kept or archived to be used at a later date. The selected information is then transferred from the database and published "live" on the Internet by simply selecting the "publish" key. The publishing process can take place as many times as required, making it convenient to publish information that changes daily or even hourly, such as breaking news.

     Cortext software also allows for the easy removal of content published on the Internet. Content may be saved for future use, by moving it to a viewable and searchable archive or by simply removing it from the database altogether. Cortext is designed to make it relatively easy and efficient for Web publishers to alter their content contributions and dynamically update their online communities as often as they wish while providing a powerful search and archiving tool that does not require programming or production resources.

     Cortext is also designed to allow the loading of existing text files and graphics, in any format, to a database Web site, via an Internet browser. This freely available Web interface allows for this function to be done from one's office, home or abroad with password security protection.

     In July 1999, we entered into a software license agreement with Cortext Ltd., an Israeli company that develops content management software. Pursuant to the agreement, Cortext licensed to us, on a worldwide, royalty free, non-exclusive, transferable, perpetual and sublicenseable basis, a Web publishing tool kit software developed by Cortext. We may use the software for our online communities and for web sites maintained by our content partners. The agreement also allows us to resell and distribute the software to third parties under certain conditions. The agreement also calls for Cortext to provide support services for the software and upgrades to the same if and when developed by Cortext. In addition, Cortext shall provide development services for the software to us for a period of six months from the completion of milestones set forth in the license agreement. We acquired a majority stake in Cortext Ltd. in February 2000.

Community Management Solution (CMS) Modules

     Our management believes that based on programming elements we have developed to date, existing licenses, future licenses that we intend to obtain from Internet service providers, equipment we have acquired and Virtual Communities Israel, Ltd.'s design, programming and software development staff, we can offer an array of interactive modules to Web publishers through our Community Management Solution (CMS). We already employ many of these modules successfully on our own online communities. The modules which we either currently license, or are in the process of securing licenses for, include:

 . Site Search and Polling Engines;
 . Sweepstakes Modules;
 . Greeting Cards;
 . Weather Services;
 . E-mail an Article to a Friend;
 . Free User E-mail Services;
 . Registered User Databases;
 . E-mail List Servers;
 . Advertising Management Systems;
 . Bulletin Boards / Forums;
 . Comprehensive Statistics and Traffic Measurement Modules;
 . Site Indexing;
 . E-Commerce Solutions;
 . Chat Services;
 . Online Classifieds Advertising;
 . Free User Created Home Pages;
 . Games Modules;
 . Calendars; and
 . Auctions.

(See "Proprietary Technology, Trademarks and Licenses" for a description of licenses presently owned by us.)

     To create an online community for a Web publisher, we first create a design template. Content appropriate to the publisher's community is then inserted into the design template. A design template could potentially include multimedia (video or audio), graphics or text components, as required. Headlines, search boxes or Web links to other content stories can be included on each Web page. Additional modules, including poll questions, quizzes, greeting cards, chat and other interactive features may also be added. By integrating data and design, we provide Web site publishers with complete control over the presentation of their content on the Internet.

     To complete our Web design and development services, our technical and support services include system administration, programming integration of all components of a Web site, project management and hosting of Web sites on our servers. Frontier Global Inc., pursuant to an agreement, monitors our servers continuously for connectivity and power with us. In addition, we maintain Firewall protection and other security services such as secure servers for financial transactions.

     Significant Customers.   The five largest community advertising clients
accounted for over 47% of total revenue in 1999, with Continental Airlines accounting for approximately 22% of such total revenue. The agreement with Continental Airlines, executed in May 1999, is a barter advertising agreement largely for airline tickets, equivalent in value to $150,000, in exchange for advertising placements on the Virtual Jerusalem site for equivalent value. This contract is currently being renewed at approximately the same value. Due to shift of business to the CMS sector, Management does not believe that our success will depend largely upon our ability to broaden and diversify our advertising base. If we lose advertisers, fail to attract new advertisers or are forced to reduce advertising rates in order to retain or attract advertising clients, our business, financial condition and operating results would not be materially adversely affected.

Licenses, Service Agreements and Trademarks

Cortext

     For a detailed description of Cortext, see "Cortext Web Publishing and Content Management Software" and "Technology Acquisitions."

E-Commerce

     In September 1999, we entered into an agreement with Intershop Communications, Inc., a San Francisco, California based developer of e-commerce software and applications. Pursuant to the agreement, Intershop granted us a license to software that allows us to design and build on-line stores from existing templates and create on-line "malls" for each of our communities and Community Management Solution customers. The software also allows us to create online stores for our content partners, or, alternatively, provide them with the ability to build their own e-commerce solution. Pursuant to the agreement, Intershop provides us with continuous support services and software upgrades. We pay Intershop a license fee for the software products and an annual customer service fee for Intershop's ongoing support services and software upgrades. The agreement is for a period of three years with automatic renewal for additional one-year terms unless terminated by either party upon 30 days written notice. The licenses granted to us under the terms of the agreement survive the expiration or earlier termination of the agreement.

Advertising Management System

     We have a license agreement with NetGravity, Inc., a California company that provides software-enabling licensees to manage advertising on their Web sites. Our license is a perpetual, worldwide, non-exclusive and non-transferable license that enables us to manage advertising on our own Web sites and on Web sites of our content partners as well as any other Web sites residing on our servers. In exchange for this license we pay NetGravity a one-time license fee for the first year plus an additional fee for support services during the first and successive years of the license. An optional subscription maintenance for the second year of the license is also available for an additional fee. NetGravity may terminate the license upon thirty days notice to us if we are delinquent in our payments to NetGravity.

Server Maintenance and Support

     We have a Master Service Agreement with Frontier Global Inc., a California internet service provider, that provides us with hosting services and connectivity to the Internet for our servers on which our own Web sites and the Web sites of our content partners reside. Global Center also provides continuous supervision of our servers ensuring that such servers are connected to power sources and viewable on the Internet. Global Center also assists in correcting any possible malfunctions of our servers, which are housed at Global Center's server installations in Herndon, Virginia and New York City. For these services, we pay a monthly fee. Per the agreement, Global Center is not liable for injury to our business, lost revenues or profits resulting from any negligence on their part at our server maintenance facilities. The initial term was for a period of six months starting September 4, 1997 which term has been extended for several additional six-month periods.

Web User Tracking Software

     In December 1999, we entered into a Software License and Support Agreement with iMediation Inc, ("iMediation"), a California company that provides web user tracking software. Pursuant to the agreement, iMediation has granted us a three-year license for its use of iMediation software that enables the automated tracking of web traffic to or within our online communities and/or those communities maintained by us. In addition to a software license fee, we pay an additional fee for software support services during the term. We are entitled to use the software on up to eight of our communities. Thereafter, we must pay an additional fee on a per community basis. We have the right to convert this license into a perpetual license for a flat rate for up to 20 communities. The agreement is for a total of 3 years, however, it may be terminated at the end of each year.

Instant Messaging

     In March 2000, we entered into an agreement with Tribal Voice, Inc., a wholly owned subsidiary of CMGI, a Delaware corporation, to create co-branded versions of its "PowWow" technology for any of our communities. The "PowWow" technology provides users with text and voice communications (such as instant messaging), group activities and sharing of information. Tribal Voice also provides us with continuous support and software upgrades. The agreement is for a period of three years with automatic renewal for additional one-year terms unless terminated by either party upon 60 days written notice. We have the ability to terminate the Agreement at any time during the term upon 30 days' written notice.

E-mail List Services

     We have a license agreement with Revnet Systems, Inc., an Alabama company that provides software for e-mail list processing applications. The agreement is a license for a product developed by Revnet called "Unity Mail Server" that enables the licensee to establish and manage information distribution lists or groups while allowing participation by third party subscribers. The license provides for unrestricted subscriber capacity for a period of one-year starting December 31, 1998, and includes free upgrades and technical support.

Free E-mail Services

     We have a custom e-mail service agreement with CommTouch Software, Inc., a California company that provides Web-based e-mail products and services. The agreement requires CommTouch Software to provide us with a customized e-mail service, including upgrades hosted on CommTouch Software servers. These services are available for our Web sites and other Web sites residing on our servers. These services allow us to provide users of our online communities with free e-mail addresses and allow us to advertise on the e-mail messages mailed by our users. Per the agreement, CommTouch Software is required to customize the e-mail services to each of our own Web sites and provide continuous customer support service. The agreement also obligates us to place Web links on the custom e-mails back to CommTouch Software's service pages, to actively promote CommTouch Software's service on our Web sites and in other media in order to attract end users to the service, to use commercially reasonable efforts to market and sell advertisements for the custom e-mail service, and to pay CommTouch Software a quarterly fee according to revenue sharing arrangements. The term of the agreement is for one year starting June 30, 1999.

Free Home Pages

     In August 1999, we entered into an agreement with Homestead Technologies, Inc., a California company that develops co-branded sites where Internet users may create free personal homepages. Pursuant to the agreement, Homestead and we will create sites co-branded using technology developed by Homestead. Homestead will provide us with all necessary hardware, software, and bandwidth necessary for the co-branded sites. We are obligated to promote such site on our communities and email newsletters to our registered database and maintain links to the co-branded sites from our communities. In consideration for us providing Homestead with access to our registered user base and collective statistical data on users of the co-branded sites, Homestead creates the co-branded sites and pays us a portion of revenues from advertisements placed on the user homepages. We may also place banners on the co-branded site pages and retain a percentage of revenues collected from the same. The parties also agree to create an integrated registration process for the free home page service.

Auction Services

     In March 2000 we entered into an agreement with OpenSite Technologies, Inc., to obtain a perpetual, worldwide license to their AuctionNow software, which enables the creation of branded, online auction galleries. OpenSite also provides us with free upgrades and maintenance and support. Under a separate agreement simultaneously entered into with OpenSite, we are also an authorized reseller of the OpenSite software.

News Services

     In September 1999, we entered into an agreement with Reuters Limited, a U.K. company, for the supply of Reuters' online media services for distribution on our communities. The agreement calls for Reuters to supply our world news services, including a number of daily print and audio stories and photographs and a license for software designed to receive, classify and manage the news stories, photos and graphics transmitted from Reuters to us. We pay a monthly service fee for these news services. The agreement is for a period of two years.

Customized Content

     In December 1999, we entered into an agreement with ScreamingMedia.Net, Inc., a Delaware corporation for customized content for use on VCI's Virtual Ireland, Virtual Italy and Virtual India communities. The agreement calls for ScreamingMedia to supply us with news and information from a wide range of content providers via ScreamingMedia's content engine technology that employs custom filters created for each of its clients. In addition to a set-up fee, we pay ScreamingMedia a monthly fee for the service. The term of the agreement is one year, with automatic renewal for additional one-year periods unless terminated by either party on 90 days written notice.

Currency Converter

     In February 2000, we entered into an agreement with OANDA Corp. to have the ability to create co-branded versions, for any of our communities, of its currency converter software that enables users to access current foreign exchange data and conversions. OANDA provides us with continual technical support. Should OANDA fail to ensure continued functionality of the service, we may terminate the Agreement upon 15 days' written notice. The Agreement is for a period of two years.

Promotion and Loyalty Programs

     In March 2000, we entered into an agreement with iQ.COM Corporation to license their software, which enables the creation, targeting, distribution and tracking of sales promotions and loyalty programs. IQ.COM also provides us with free upgrades and support. Should we not be reasonably satisfied with the performance of the software, we may terminate the agreement upon 30 days' written notice. The agreement is for a period of one year with automatic renewal for additional one-year terms unless terminated by either party upon 60 days written notice.

Chat Services

     We have an agreement with Talk City, Inc., a California company that provides supporting software that enables Web sites to offer chat services to their users. Per the agreement, Talk City provides us with all necessary facilities, servers, connectivity, related equipment and technology to host chat rooms on our servers. Talk City is responsible for continuous coverage of the chat rooms to ensure the enforcement of their Code of Conduct. Talk City is responsible for selling and managing advertising on the chat room sites, however we may also sell advertising but must pay a percentage of gross revenues collected by us to Talk City. The agreement requires us to pay Talk City an annual fee for our three online communities and up to an additional fifteen Web sites. The term of the agreement is for one year starting June 17, 1999 and is automatically renewed for additional one-year terms unless canceled on thirty days notice by either party.

Weather Services

     We have a license agreement with Accuweather, Inc., a Pennsylvania company that provides online weather services. The agreement, as amended, requires that Accuweather make available to us selected weather forecasts, satellite images and other weather services for our three existing online communities, including forecasts for cities of specific interest to each community and general weather information for over 450 cities around the world. The term of the agreement is for 18 months starting December 22, 1998, and Accuweather may terminate the agreement on 30 days written notice in the event of a breach of the agreement by us. We pay Accuweather a monthly fee for such services, but are entitled to 25% of any revenues received by Accuweather from users of our Web sites who independently subscribe for additional Accuweather services.

OnLine Bulletin Boards/Forums

     We have a license from DiscusWare, LLC, for a popular freeware discussion board software package called "Discus" which we use on our online communities. Discus allows visitors to our communities to read and post messages. The license permits us to modify the source code for our own use, however, this license may not be resold or distributed.

Internet Camera

     We have a non-exclusive, non-transferable license agreement with Perceptual Robotics, Inc., an Illinois company that provides the software, maintenance and support required to manipulate an interactive camera on the Internet. The software allows up to twenty simultaneous users to control a telerobotic camera and view panoramic images within Jerusalem. The license's term is for one year starting September 3, 1998, for which we paid a flat fee excluding annual software support and upgrades.

NT Server Licenses and Microsoft Office Software

     We have licenses from Microsoft for the use of our Microsoft Office software on PCs and the PCs of our subsidiaries' employees in the U.S. and Israel. We also have access licenses from Microsoft for our Windows NT server software, required for the operation of our computer servers on which our Web sites and the Web sites of many of our content partners reside.

Maven Index and Search Engine

     We have an agreement with Matthew Album, an individual who developed a comprehensive, proprietary database of over 10,000 Jewish related Web sites known as the "Maven Index" which resides at www.maven.co.il. Per the agreement, we provide Maven with technical, Web site design, hosting, marketing and e-mail services and Mr. Album, in exchange, updates the Maven database regularly and provides technical services required to operate the database. The term of the agreement is three years starting March 9, 1998, and contains a license that permits us to publish Maven on the Virtual Jerusalem site while requiring Mr. Album to place Web links on Maven to that site's homepage. Mr. Album and we evenly split revenues from advertisements placed on Maven. In the event the agreement is terminated by us for cause, or by Mr. Album without cause, we receive a non-exclusive right to use Maven. For five years following such termination (provided that Maven remains on the Virtual Jerusalem site), we are obligated to pay Mr. Album a decreasing portion of the advertising revenues that we derive from Maven.


We Currently Operate Five Online Communities

     We currently operate five online communities: Virtual Jerusalem, Virtual HolyLand, Virtual Ireland, Virtual Italy and Virtual India. A brief description of each is provided below.

Virtual Jerusalem

     Virtual Jerusalem, located on the Web at www.virtualjerusalem.com, aggregates a variety of Jewish and Israel related content from the Web as well as offering interactive features and services. This Web site includes a portal, called the Maven Index, to over 10,000 Jewish related Web sites. Popular elements include the Kotel Kam (an Internet zoom camera which transmits live pictures of the Western Wall), "Send a Prayer to the Western Wall" (permitting members to post a message online that is downloaded by us and placed in the Western Wall) and "Time Travel Through Jerusalem" (which features multi-media tours by historical figures). Virtual Jerusalem also contains a series of Jewish Holiday Web pages with games, quizzes and a variety of educational content. The Web site also offers members a range of community features and services including forums, free e-mail, personal Web pages, interactive guest book, global weather forecasts and classified advertisements. Virtual Jerusalem contains several channels, each of which features topical content that is updated daily. These Channels, and their descriptions, include: News, Travel, Business, Torah (religious material), Living (sections on health and parenting, books, films, Jews in sports, music, dance, humor, art, drama and self-improvement) Food, History and Teens. In late 1999, we launched vjradio.com, a Web site on which 24 hour audio programming is available via real-time streaming technology. Programming includes regularly scheduled Israel news, music and audio features from Virtual Jerusalem's content partners interviews with well known Jewish personalities and others with whom we intend on entering into content relationships for use of their audio content on the Internet.

Virtual Jerusalem's target market, registered user base, user demographics and traffic statistics.

According to the 1998 American Jewish Yearbook (published by the American Jewish Committee), the Jewish population in the United States is approximately six million, as compared to a world Jewish population of 13 million. According to Jupiter Communications, approximately 38% of Americans currently use the Internet. Assuming the same Internet usage by the Jewish population as the general population, the current number of Jewish Internet users based in the United States is approximately 2.3 million. Our management thinks that based on the relatively high socioeconomic profile of this population relative to the general population as a whole, the number of Jewish Internet users based in the United States could be as much as 50% more than this figure, or up to approximately 3.4 million people. Virtual Jerusalem has approximately 188,000 registered users as of April 10, 2000 and recorded approximately 5.7 million page views in March 2000. Virtual Jerusalem is currently adding 5,000 to 6,000 new registered users each month.

     According to the 1997 Annual Survey of American Jewish Opinion (conducted for the American Jewish Committee by Market Facts, Inc.), 55% of American Jews claimed that being Jewish is very important in their lives and 34% percent of American Jews claimed it was "fairly" important. According to this same survey, American Jews rated being part of the Jewish people as the quality most important for personal Jewish identity, and the celebration of Jewish holidays as the activity most important for personal Jewish identity. Virtual Jerusalem focuses on both these elements by offering comprehensive news and features relating to the Jewish community and Israel and a comprehensive selection of Jewish holiday "megasites" containing a host of interactive elements and activities geared to all ages.

Virtual Ireland

     Virtual Ireland, located on the Web at www.virtualireland.com, was launched on Saint Patrick's Day 1999 and aggregates content from a variety of Irish Web sites on the Internet. Virtual Ireland offers members a range of interactive elements, community features and services including bulletin boards, free e-mail, global weather forecasts, pen pals, video and audio files, a shopping center and greeting cards. The Web Site also offers five Channels including:
News, Travel, Geneology, Business and the Craic (Entertainment).

     In addition to using Irish related content from Screaming Media and Reuters, the Company has agreements with several content partners for the use of their content on Virtual Ireland. These partners include Appletree Press-- Ireland's Eye (one of Ireland's largest book publishers), WildIreland, IAIS (Irish American Information Service), The Irish Emigrant (an Irish newspaper), Irishfood.com (a Web site featuring foods from Ireland), Irishradio.com, Regional Media Bureau of Ireland (a publisher of 27 local Irish newspapers), The Irish World Online, Gathering of the Irish (irishclans.com), Boston Irish Pub and Restaurant Guide, CELT (Corpus of Electronic Texts).

Virtual Ireland's target market, registered user base, user demographics and traffic statistics

     There is an estimated world Irish Diaspora of approximately 70 million people. In the United States, according to the United States Census Report for 1998, 39 million people consider themselves to be of Irish descent. This report also estimates that Irish families comprise approximately 9% of the total population of the United States, but account for approximately 12% of households with a net worth of more than $1 million. Our management thinks that the strong ties of Irish descents to their heritage represent a significant potential demographic market. We are currently running numerous print, radio and television media directed towards this large American Irish population. Over 65,000 users have registered on Virtual Ireland since our launch in March 1999 and the site recorded approximately 1.5 million page views in March 2000.

Virtual HolyLand

Virtual HolyLand ("VHL"), located on the Web at www.virtualholyland.com, was launched on Christmas Day 1998 and aggregates content from a variety of Christian Web sites on the Internet. VHL offers visitors a wide range of community features and services including chat rooms and forums, free e-mail, personal Web pages, interactive guest book, global weather forecasts, classified advertisements, virtual tours of Christian places of interest and a planned online shopping experience. VHL also offers Channels featuring up-to-the-minute news from Israel, Millennium-related activities, prayer, travel information and interactive elements. These Channels include: Christian Life, Land of Promise, Israel News, ZionTraveler, Prophesy, Christian Bookstore Online and Family. Virtual HolyLand has agreements with several content partners, including Bridges for Peace and the International Christian Embassy.

Virtual HolyLand's target market, user demographics and site statistics

     According to the National Survey of Religion and Politics, the number of evangelicals in the United States, as determined by assessing denominational affiliation, including membership in evangelical churches and ministries, totals approximately one quarter of the United States population, or approximately 70 million people. Virtual HolyLand is targeted at these estimated 70 million potential users.

     Evangelicals believe in a diversity of religious movements. According to estimates of the National Survey of Religion and Politics ("NSRP"), approximately 35% of the population of the United States identify themselves as evangelical Christians. Baptists, Methodists, Assembly of God followers, and Pentecostal followers are included in these estimates. According to the NSRP, three quarters of evangelicals in the United States do not identify with a specific religious movement and may relate to specific personalities or ministries such as the Reverends Billy Graham, Oral Roberts, Pat Robertson, John Haggert, Jack Halyford, Kenneth Hagan, Jimmy Swaggert and Chuck Smith.

     In demographic terms, evangelicals closely resemble the population of the United States at large with regards to gender and age, and trail the average population only modestly in education and income. SOMA Communications, Inc., a

Christian broadcast market research firm, estimates that over 70% of Christians in the United States who use the Internet have annual incomes in excess of $75,000, and Christianity Today, a publisher of Christian periodicals, estimates that American Christians are 25% more likely to own a computer and 15% more likely to own a modem than the general population of the United States. Although their demographics indicate higher levels of religious commitment, their profile largely resembles that of the rest of the population of the United States. Based on estimates of the current Internet usage in the United States of 38% of the population, our management estimates that there are approximately 27 million potential users of Virtual HolyLand from this target community alone. VHL had approximately 25,000 registered users as of April 10, 2000 and recorded approximately 420,000 page views in March 2000 compared to approximately 10,000 page views in March 1999.

Virtual Italy

Virtual Italy, located on the Web at www.virtualitaly.com, was created on Columbus Day in October 1999 and relaunched in April 2000. Virtual Italy offers a variety of content and interactive elements targeted to persons interested in Italian culture, the Italian American community in particular. In addition to daily news and weather, Virtual Italy offers free email addresses and personal homepages, greeting cards, chat rooms and forums, guest books, and quizzes. The site's channels include: Today in Italy (News), Travel, Geneology, La Cucina (Cooking) and Divertimenti (Entertainment).

Virtual Italy's target market, registered user base and user demographics and traffic statistics

     There are an estimated 15 million persons in the United States who identify themselves as Italian Americans according to the Population Division of the 1990 U.S. Census Bureau. However, the Census Bureau estimates that as many as one in ten Americans are descended from Italian families and that Italian Americans are the fifth largest ethnic group in the U.S. with their population concentrated in the Northeast, California, Florida and Illinois. The average Italian American is a city dweller, college educated and had an average annual income of $33,000. Due to the recent launch of the Virtual Italy site in October 1999, we have not collected statistics on the site. We launched Virtual Italy with an ad campaign on Yahoo! and a public relations effort and we intend to roll out a comprehensive marketing campaign for the site during the first quarter of 2000. This will include newspaper and other print and online advertisements, promotions and grass roots efforts with organizations in the Italian American community. Approximately 3,000 persons have registered on Virtual Italy since its creation in October 1999 and we recorded approximately 50,000 page views for Virtual Italy in March 2000. The Company expects that interest in this community will increase with its re-launch after hiring an editorial team in March 2000.

Virtual India

     Virtual India, located on the Web at www.virtualindia.com was introduced during the Diwali Festival in November 1999 and places the latest news from the India world alongside interactive elements that allow community members to interact in a family safe environment. Virtual India is targeted to the Indian American community and others interested in Indian culture and news. Virtual India offers free email addresses and personal homepages, greeting cards, chat rooms and bulletin boards, global weather reports, pen pal searches and games. The site includes the following channels: News, Travel and Food. We recently hired an Editor and editorial team to administer the Virtual India site and enter into additional content partner agreements for use of content on the site. The formal launch of Virtual India will occur in July 2000.

Virtual India's target market, registered user base and user demographics and traffic statistics.

     There are an estimated half million persons in the United States who identify themselves as Asian Indian Americans according to the Population Division of the 1990 U.S. Census Bureau. Though Indian population is growing with a 111 percent increase between 1980 and 1990, Asian Indians tend to live in and around major metropolitan areas. Asian Indians made up 1.2 percent of New York City's population in 1990. In 1990, 30 percent of Asian Indians were employed in professional specialty occupations, compared with 13 percent of all U.S. employees. The median annual income for Asian Indian households is $44,700. Due to the recent launch of Virtual India in November 1999, it has not yet been possible for us to collect meaningful statistics from the site. We are currently in the process of hiring extra staff for the site and intend to launch a strategic marketing campaign during the third quarter of 2000.

Content Partners

     A key component of our business strategy for our communities is our relations with our content partners. Our management thinks that these content partners recognize the benefits of being anchored to a community which include some or all of the following:

 . exposure of their Web content to additional readership beyond that which their Web site alone attracts;
 . increased traffic on their Web sites generated by the links from our communities to their sites;
 . the opportunity to earn revenues from shared advertising on co-branded Web pages; and

 . the receipt of Internet services from us through an interactive panel which may be laced on their sites called iPanel which includes links to chat services, weather guest books, online forums and e-mail lists that would otherwise require expensive and multiple licenses and technology.

Our Efforts to Accumulate Registered Users

     We encourage user registration on our Web sites in several ways. Several interactive elements on our Web sites, such as our user-controlled web camera on Virtual Jerusalem and Virtual Holyland require registration in order for users to access such features. We also encourage visitors to register by offering sweepstakes for valuable prizes, including weekly trips to Israel (on the Virtual Jerusalem and Virtual HolyLand Web sites) and trips to Ireland (on the Virtual Ireland Web site). Entry to the sweepstakes requires registration.

Trademarks

     In April 1999, we filed five service mark applications with the Assistant Commissioner for Trademarks in the United States for the following names and designs used by us: Virtual Communities, Inc., Virtual Jerusalem, Virtual HolyLand, Virtual Ireland and IsraelWire, together with designs for each of them. The applications are currently under review by the U.S. Trademark Office. These names and service marks for these sites are currently used in our business. We intend to file additional applications for other online communities and Web properties that we may establish in the future, including an application for vjradio.com. There is no assurance that we will be successful in obtaining approval of such applications, and if obtained, of enforcing such service marks. We are aware of the fact that there are a number of entities incorporated in a number of states in the U.S. that currently use the name "Virtual Communities" and that at least one such entity has filed an application for protection for such name, although such entity provides somewhat different Internet services than we do. Our management cannot assure you if and when the U.S. Trademark Office will rule on such applications, or that such applications will ever be granted or enforceable.

Technology Acquisitions

     In February 2000, we entered into a Share Purchase Agreement ("SPA") with Cortext Ltd., and the principal shareholders of Cortext, to acquire a majority interest in the equity of Cortext Ltd., which was established in 1996. VCI currently utilizes Cortext's Magazine Software pursuant to a License Agreement with Cortext dated July 18, 1999 to manage content on several of the ethnic communities published by VCI and as a central component of its Community Management Solution (CMS) turnkey solution which it markets and licenses to third party web publishers and uses for its own online communities.

     Pursuant to the terms of the SPA, VCI was issued shares of Cortext so that it currently holds approximately 54% of the outstanding shares of Cortext following the payment of certain funds to and on behalf of Cortext. Depending upon Cortext's completion of certain software development milestones set forth in the SPA and additional payments by VCI, up to 60% of the equity of Cortext could be acquired by VCI by August 2000.

     Simultaneously with execution of the SPA, VCI and Cortext entered into an Assignment Agreement with Planet Communications Ltd. ("Planet"), an Israel-based unaffiliated third party holder of 50% of the rights in Cortext's software whereby Planet agreed to irrevocably assign all of its rights, title and interest in the Magazine Software to Cortext in consideration of VCI's payment of a portion of the transaction consideration on behalf of Cortext and subject to such third party's retaining the right to sell up to ten end user licenses. Cortext agreed to provide Planet with certain upgrades and technical support services in connection with such End User licenses if and when the same are granted. The majority of the payments to Planet have been made and its assignment of its rights to the Magazine Software has been effectuated. A portion of the payments to such third party are to be paid in installments over a period of six months from the date of the Assignment Agreement and the SPA. Following the assignment of the rights by Planet, Cortext holds 100% of the rights in and to the Magazine Software.

     Concurrently with the execution of the SPA, Cortext also entered into long-term employment agreements with its C.E.O. and C.T.O. and amended its By Laws. Pursuant to the SPA, VCI has the right to name two members to Cortext's Board and to name a majority of the Board upon the completion of its payments and acquisition of shares in August 2000.

The Company does not currently need any government approval for delivery of its principal products or services nor does it expect such approval to be required during the foreseeable future. The business of the Company is not materially affected by any governmental regulations nor does the Company expect to be subject to any special regulations during the foreseeable future, however there can be no assurance in this regard. The Company has not expended any material amounts of money on research and development activities during the past two fiscal years. The Company has not incurred any material expenses or costs with respect to compliance with environmental laws (federal, state and local).

Employees

     As of April 10, 2000, we, together with our Israeli subsidiaries, Virtual Communities Israel Ltd. and V.C.I. Internet Properties Ltd., employed 133 full-time employees, 3 of whom are located in Virtual Communities Israel, Ltd.'s offices in Jerusalem, Israel, 2 of whom are located in V.C.I. Internet Properties, Ltd.'s offices in Eli, Israel, 56 of whom are based in our offices in New York, New York and 2 who are based in Los Angeles, where the Company intends to open a CMS Sales and Marketing office in the near future. Over the next several months, we intend to retain an additional 5 persons for Virtual Communities Israel, Ltd.'s Jerusalem office where such personnel will be engaged in Web site production, programming, editorial services, client services and administration and an additional 10 persons for our New York office where such personnel will be engaged in sales and marketing, web site development and editorial services and administration.

ITEM 2.   PROPERTIES

The headquarters and offices of VCI and VCI's Israeli subsidiaries, VCIL and VCIIP, are located at 589 Eighth Avenue, New York, New York 10018, Jerusalem Technology Park, Jerusalem, Israel 91481 and Yishuv Eli 37, Eli, Israel 44828, respectively.

The Company does not currently need any government approval for delivery of its principal products or services nor does it expect such approval to be required during the foreseeable future. The business of the Company is not materially affected by any governmental regulations nor does the Company expect to be subject to any special regulations during the foreseeable future, however there can be no assurance in this regard. The Company has not expended any material amounts of money on research and development activities during the past two fiscal years. The Company has not incurred any material expenses or costs with respect to compliance with environmental laws (federal, state and local).

VCI's Web site servers are housed in server parks in Herndon, Virginia and in New York, New York where they receive 24-hour maintenance and back-up services pursuant to an agreement with Frontier Global, Inc.

Management believes that the condition of the Company's property is reasonably adequate for commercial purposes.

ITEM 3.   LEGAL PROCEEDINGS

Certain shareholders, who held some of VCI Series B Preferred Stock prior to the Merger, have notified the Company that they believe that they are entitled to additional shares Common Stock and that they intend to commence an action in connection with such claims. They contend that the reset price for the conversion of the former Series B Preferred shares to the Common Stock of the Company pursuant to the Merger agreement should have been $1.45 rather than the $2.10 used by the Company. While the holders thereof have not filed a suit to date, their claim amounts to approximately 170,000 additional shares of Common Stock of the Company. The Company and its counsel believe that their claim is without merit. The Company intends to defend vigorously any action which may be filed against the Company and its officers and directors in connection with the aforementioned claim.

effect on us.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 26, 1999, we held an Annual Meeting of Shareholders at which time our shareholders approved our merger with VCI through a wholly owned subsidiary of the Company, HDG Acquisition Sub, Inc. The Merger was a result of a Plan and Agreement of Merger between VCI and us dated June 3, 1999 that was subsequently amended on September 8, 1999 and October 28, 1999. (VCI's shareholders approved the merger by means of a Consent of Shareholders dated as of October 26, 1999).

In connection with the Merger, our shareholders approved the change of our name to Virtual Communities, Inc. and the issuance to VCI shareholders of 12,473,326 shares of our common stock at the exchange rate of 1.151 shares of our common stock for each share of VCI common stock held by them so that upon the merger VCI shareholders controlled 88.6% of the common stock of our Company with our former shareholders holding 11.4%.

At the Annual Meeting, our shareholders voted to replace our Board of Directors and management with VCI's Board of Directors and management. All of our new directors were nominated by VCI pursuant to the merger agreement. Three of such nominees were former directors of VCI and two were our former directors. The following persons were elected as Directors:

   Name               Age    Position
   ----               ---    --------

Avi Moskowitz........ 35     Chairman
Robert J. Levenson... 58     Director
Fred S. Lafer........ 71     Director
Jonathan W. Seybold.. 56     Director
Allan Dalfen......... 57     Director
Peter A. Jacobs...... 55     Director
David Morris......... 30     Director

(See biographical information related to these directors and our officers in Part III, Item 10 - "Directors and Executive Officers of the Registrant" below.)

Shareholders also approved the amendment and restatement of our certificate of incorporation to change our name to "Virtual Communities, Inc." and to increase the number of authorized shares of our stock to 45,000,000 shares of common stock and 5,000,000 shares of preferred stock.

In addition, our shareholders approved an Amended and Restated By Laws which was a condition to the obligation of VCI to consummate the merger. The new By Laws provide, in relevant part, that:

a) the number of directors may be not less than three nor more than nine.

b) at any annual meeting of stockholders, only such business shall be conducted as shall have been: (i) specified in the notice of the meeting given by or at the direction of our Board; (ii) otherwise properly brought before the meeting by or at the direction of our Board; or (iii) otherwise properly brought before the annual meeting by a stockholder. The stockholder must give notice of the business proposed to be brought before the annual meeting to the secretary of the Company not less than forty-five (45) days nor more than seventy-five (75) days prior to the date on which we first mailed its proxy materials for the previous year's annual meeting of shareholders (or the date on which we mail its proxy materials for the current year if during the prior year we did not hold an annual meeting or if the date of the annual meeting was changed more than thirty
(30) days from the prior year). A stockholder's notice to our Secretary must describe each matter the stockholder proposes to bring before the annual meeting, the name and record address of the stockholder proposing such business, the class and number of shares of our Company which are beneficially owned by the stockholder, and any material interest of the stockholder in such business.

Similarly, any stockholder desiring to nominate a person to stand for election to the Board of Directors must make a written nomination to the Secretary of our Company not less than 45 days nor more than 75 days prior to the date on which we first mailed its proxy materials for the previous year's annual meeting of shareholders (or the date on which we mail its proxy materials for the current year if during the prior year we did not hold an annual meeting or if the date of the annual meeting was changed more than thirty (30) days from the prior year). The notice must set forth (a) as to each person whom the stockholder proposes to nominate for election as a director, (i) the name, age, business address, and residence address of the nominee, (ii) the principal occupation or employment of the nominee, (iii) the class and number of our shares which are beneficially owned by the nominee, and (iv) any other information about the nominee that is required to be disclosed in solicitations for proxies for election of directors pursuant to Rule 14a under the Exchange Act; and (b) as to the stockholder giving notice, (i) the name and record address of the stockholder, and (ii) the class and number of shares of the company beneficially owned by the stockholder.

c) that special meetings of the stockholders may be called by the Chairman of the Board, the President or by a majority of the our Board of Directors.

Shareholders ratified the appointment of Arthur Andersen, LLP as our independent auditors effective upon the Merger which was a condition to VCI's obligation to consummate the Merger. Richard A. Eisner LLP resigned as the registrant's certifying accountant effective upon the ratified appointment date of Arthur Anderson, LLP.

Shareholders also approved a 1999 Stock Incentive Plan approved by our Directors in September 1999 and a condition of the Merger with VCI. The following is a summary of the 1999 Stock Incentive Plan:

General Description. The purposes of the 1999 Stock Incentive Plan are to give our employees and others who perform substantial services for us an incentive, through ownership of our common stock, to continue in our service, and to help us compete effectively with other enterprises for the services of qualified individuals. The 1999 Stock Incentive Plan permits the grant of "incentive stock options" ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") only to employees of VCI or any of its parent or subsidiary corporations. Awards other than ISOs may be granted to employees, directors and consultants. The 1999 Stock Incentive Plan provides for the grant of (i) shares, (ii) options, stock appreciation rights ("SARs") or similar rights with an exercise or conversion privilege at a fixed or variable price related to the Common Stock and/or the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or
(iii) any other security with the value derived from the value of the Common Stock of VCI (collectively, the "Awards"). Such Awards include, without limitation, options, SARs, sales or bonuses of restricted stock, dividend equivalent rights ("DERs"), performance units ("Performance Units") or performance shares ("Performance Shares").

Number of Shares Reserved. The number of shares reserved for issuance under the 1999 Stock Incentive Plan is 1,000,000 shares, plus an annual increase to be added on the first day of VCI's fiscal year beginning in 2001 equal to two percent (2%) of the number of shares outstanding as of such date or a lesser number of shares determined by the Plan's administrator (the "Administrator"). Of the number of shares reserved for issuance, the maximum aggregate number of shares available for grant of ISOs is 900,000 shares, plus an annual increase to be added on the first day of VCI's fiscal year beginning in 2001 equal to the lesser of (x) 1,000,000 shares, (y) two percent (2%) of the number of shares outstanding as of such date, or (z) a lesser number of shares determined by the Administrator. The shares to be issued pursuant to Awards may be authorized, but unissued, or reacquired Common Stock. Limiting the annual increase to no more than 1,000,000 shares per fiscal year is designed to permit the inclusion of ISOs within the types of Awards that may be issued under the 1999 Stock Incentive Plan pursuant to the formula for determining the maximum aggregate number of shares available for issuance under the 1999 Stock Incentive Plan. Our Board of Directors recommended this amendment as a means by which the Compensation Committee can plan on an annual basis for an allocation of ISOs among other types of Awards sufficient to meet VCI's anticipated requirements for attracting and retaining employees.

PART II

Item 5.
Market for Registrant's Common Equity and
Related Stockholder Matters


(a) MARKET INFORMATION

  The Company's Common Stock was quoted under the symbol "IFIT" from February 11, 1997 until October 31, 1999 on the NASDAQ SmallCap Market. In connection with the Merger with VCI on October 29, 1999, the Company began trading its securities on November 1, 1999 under the symbol "VCIX" for the Common Stock, VCIXU for the Units, VCIXW for the Class A Warrants and VCIXZ for the Class B Warrants. The following is a list of the low and high bid quotations by fiscal quarters for 1999 as reported by NASDAQ:

                                   1999            1998

                                Low    High     Low       High
                                ---    ----     ---       ----

Quarter ended March 31, 1999    $ .81  $1.50    $2.25     $1.50
Quarter ended June 30, 1999      1.46   4.68     1.00       .5625
Quarter ended Sept. 30, 1999     2.56   4.50     1.0938     .5625
Quarter ended Dec. 31, 1999      3.00   4.68     1.1875     .4374


The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

(b) Holders of Record

As of March 31, 2000 there were 124 holders of record of the Company's Common Stock. As of March 31, 2000 there were approximately 300 beneficial owners of the Company's Common Stock who held such stock in the "street" name of various brokers and dealers.

(c) Dividends

The Company declared no dividends during 1999. The Company currently does not have any restrictions that limit its ability to pay dividends on its Common Stock or that are likely to do so in the foreseeable future.

(d) Recent Sales of Unregistered Securities

During the period from December 13, 1999 through April 10, 2000 we sold an aggregate of 1,899,664 shares of restricted common stock for aggregate proceeds of $6,508,050 to accredited investors at prices ranging from $2.11 to $5.80 per share. In connection with these sales, we issued warrants exercisable into an aggregate of 2,981,266 shares of our common stock at exercise prices ranging from $2.11 to $18.00 per share. 500,000 of these warrants are exercisable at $14.875 per share until August 2000. 2,000,000 of these warrants are exercisable at $18.00 until April 2, 2003 and callable by the Company upon the effectiveness of a registration statement registering the shares underlying the warrants at 93% of the then average price of the common stock over a five day period following the call and redeemable by the Company at $.75 per share decreasing to $.50 in June 2000 and thereafter by $.05 per month until a minimum of redemption price $.25 per share. 481,266 of these warrants are exercisable at prices ranging from $2.11 to $.4375 for different three-year periods that expire between December 2002 through April 2003.

We made the private placement offerings and sales under Section 4(2) and Regulation S of the Securities Act of 1933, as amended (the "Securities Act"). The terms of the offerings provided for issuance of restricted common stock at a purchase price equal to a percentage discount from the market valuation of our publicly traded common stock. Sales made in December 1999, January 2000, February 2000 and April 2000 were made at a 35%, 25%, 20% and 10% percentage discount from the market valuation of our common stock, during such respective periods. The restricted shares of common stock and the shares of common stock to be issued upon exercise of the warrant may be offered for public resale only if registered under the Securities Act of 1933 or an exemption therefrom. We have agreed to provide the purchasers with certain registration rights with respect to the restricted common stock and the common stock underlying the warrants.

In April 2000 we issued 297,672 restricted shares of our common stock to an unaffiliated shareholder who converted a $150,000 loan made to VCI in January 1999 pursuant to the loan agreement between the lender and VCI.

Since the merger with VCI in October 1999 and through March 31, 2000, we have granted an aggregate of 1,318,500 options to purchase our common stock to our officers, directors and employees under our 1999 Stock Option Plan approved by shareholders of the Company in October 1999. The exercise price of these options were equal to the fair market value of the Common Stock on the date of their respective grants ranging from $3.00 to $7.80. All of these option grants were made under the exemption from the registration requirements of Rule 701 of the Securities Act of 1933. In April 2000, we intend to file a Form S-8 Registration Statement with the Commission registering the shares underlying the options granted under the 1999 Incentive Stock Option Plan and 2,413,781 additional shares underlying VCI's 1997, 1998 and 1999 Plans (see Item 11. Executive Compensation - Stock Option Plans).

The Company's sales of unregistered restricted securities in reliance on Section 4(2) were made on the basis of the following: (i) the offerings of restricted securities were not made publicly, (ii) the offerings were made to a very small group of sophisticated and accredited investors, (iii) the investors were provided with access to detailed Company information of the type found in a Securities Act registration statement, (iv) most of the investors had a previous relationship with the Company in the capacity as investors providing them with special knowledge of the Company's development and background, (v) the size of the units offered were limited with respect to comparable amounts of outstanding Company securities; (vi) the offerings were conducted solely on a private basis without distribution of any materials or announcements to the public, (vii) and each of the investors represented and warranted that they were purchasing the restricted securities with investment intent and not with a view to sell or distribution.

The Company's sales of unregistered restricted securities under Regulation S, were made by the Company in compliance with the rules and regulations thereunder, including, without limitation, reliance upon the representations and warranties of the purchasers thereof that they were not "U.S. Persons", as such term is defined in Regulation S.

In December 1996, the company issued 20 units, each unit consisting of a note in the principal amount of $50,000 bearing interest at 10% per annum and warrants to purchase 25,000 shares of common stock at an exercise price of $3.00 per share to accredited investors for an aggregate purchase price of $1,000,000. The units were issued pursuant to an exemption from registration provided by Regulation D promulgated under Section 4(2) of the Securities Act. D.H. Blair Investment Banking Corp. acted as the Registrant's placement agent in connection with this private placement. In connection therewith, the registrant paid sales commissions in the aggregate amount of $100,000 and a non- accountable expense allowance in the aggregate amount of $30,000.

In October 1999, the Company issued a three year warrant exercisable into 160,206 shares of restricted Common Stock at an exercise price of $2.10 per share to Jesup & Lamont Capital Markets, Inc. as partial consideration for services rendered by it to the Company in connection with the Company's merger with HDG. The warrant was issued under Section 4(2) of the Securities Act on the basis that the investor was a highly sophisticated accredited investor, the offering of such warrant was not public and the investor had access to such Company information as would be available in a Securities Act Registration Statement.

Escrowed Shares and Options

In connection with the Company's initial public offering in February, 1997, the holders of 349,370 shares of the Company's common stock (the "Escrow Shares") and options to purchase 50,630 shares of the Company's Common Stock (the "Escrow Options") placed their Escrow Shares and Escrow Options into escrow pursuant to an escrow agreement with American Stock Transfer & Trust Company, as escrow agent. As a condition to, and upon the consummation of the merger with VCI in October 1999, the Escrow Shares and Escrow Options were converted into 400,000 warrants of the Company exercisable until October 28,2002. 349,370 of these warrants are exercisable at $1.85 per share and 50,630 warrants are exercisable at $2.31 per share.

ITEM 6

SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company's consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations". The statement of operations data presented below for the years ended December 31, 1999 and 1998, and the balance sheet data at December 31, 1999 presented below, are derived from the Company's financial statements audited by Arthur Andersen LLP, independent certified public accountants. Historical results are not necessarily indicative of the results of operations to be expected in the future.


                                                        Years Ended December 31,
                                            -----------------------------------------
                                                   1999                        1998
                                                   ----                        ----
Statement of Operations Data:
Revenue                                       $       857                  $      819
Operating costs and expenses
   Cost of Revenues                           $     1,816                  $      721
   Selling and marketing expenses             $     1,583                  $      469
   General and administrative                 $     2,222                  $      872
    expenses
   Merger Costs                               $     1,057                         -
   Total operating expenses                   $     6,578                  $    2,062
Operating Loss                                $    (5,821)                 $   (1,243)
Financing expenses, net                       $       109                  $      191
Net loss                                      $    (5,930)                 $   (1,434)
                                              ===========                  ==========

Net loss per share, basic and diluted              $(0.56)                     $(0.17)

Weighted average number of shares
 outstanding basic and diluted                 10,523,530                   8,485,904


                                       December 31, 1999
                                     --------------------
Balance Sheet Data:
Cash and cash equivalents                     $       469
Working deficit                               $    (1,604)
Total assets                                  $     2,364
Total liabilities                             $     2,888
Shareholders' deficit                         $      (524)

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following description of our financial condition and results of operations should be read in conjunction with the information included in this prospectus. The description contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements as a result of the risk factors set forth above and elsewhere in this prospectus.

Overview

     Virtual Communities, Inc. (the "Company") is a developer and publisher of online business-to-business and business-to-consumer communities. Through its proprietary Community Management Solution(TM) (CMS), the Company designs and develops web-based vertical communities containing a comprehensive suite of products and services that includes web publishing and content management software, integrated e-commerce solutions and best-of-breed interactive community features. The Company also provides its CMS clients with editorial and marketing services. CMS provides a rapid, 90-day, one-stop solution for creating an online community that contains all the web tools required for managing content, conducting e-commerce and attracting and retaining online visitors.

     The Company, a Delaware corporation formerly known as Heuristic Development Group, Inc. ("HDG"), consummated a merger (the "Merger") with Virtual Communities, Inc. ("VCI"), also a Delaware corporation, in October 1999. Prior to the Merger, we were a development stage company organized to develop, design and market fitness-related products. In 1999, we decided to pursue a strategy of acquisition of an existing company culminating in the merger with VCI. VCI was organized in 1996 to develop and operate online communities on the Web targeted to specific ethnic groups. After the Merger, we changed our name to Virtual Communities, Inc., to reflect that our Company's business is now the development and operation of online communities and related services for third parties and the publishing of our own online communities. In March 2000, we merged this wholly owned subsidiary into the parent company.

     VCI was incorporated in August 1996 as Virtual Jerusalem Ltd., Inc. It was founded to develop, acquire and operate online communities on the Web targeted to members of demographic groups with interests in their historical ethnic backgrounds and who want to share information with other members with like interests. In June 1997, VCI acquired substantially all of the assets and outstanding shares of Virtual Communities Israel Ltd. formerly called Virtual Jerusalem Ltd. ("VCIL"), an Israeli corporation formed in 1996 by the founders of VCI that developed and published an Internet Web site called Virtual Jerusalem. VCIL currently develops and maintains the Company's online communities and performs certain programming, design, software development and web maintenance services on behalf of the Company pursuant to a Cost Plus Agreement and certain general and administrative duties on behalf of the Company pursuant to a Financial Services Agreement between the entities.

     We currently operate five online communities: Virtual Jerusalem (www.virtualjerusalem.com), Virtual HolyLand (www.virtualholyland.com), Virtual Ireland (www.virtualireland.com), Virtual Italy (www.virtualitaly.com) and Virtual India(www.virtualindia.com). Rather than create our own content, we aggregate content, including news and features, from our content partner Web sites. In consideration for our use of their content, we offer our content partners a variety of benefits such as a portion of advertising revenues, links back to their sites, interactive elements, We supplement the content on our Web communities by adding a variety of interactive and community-enhancing elements, such as free e-mail, weather, bulletin boards and chat services. We obtain the rights to use these elements or "modules" by licensing the technologies from Internet service providers. Our communities are presented in an easy to use channel format and are designed to create a cohesive and comprehensive Web environment targeted to specific demographic profiles. Based on our expertise in designing and developing Web sites for our content partners, we also recently began offering Community Management Solution (CMS) Web site design and development services to others on a fee for services basis. Our first online community, Virtual Jerusalem, was launched in May 1996 by VCIL. Virtual Jerusalem contains content from many Jewish and Israel-related news providers and content partners. In addition, Virtual Jerusalem contains many interactive elements designed to encourage users to return to the site on a regular basis, including an online radio station, and a search engine with access to over 10,000 other Jewish related Web sites.

     In December 1998, we launched our second online community, Virtual HolyLand, which is targeted to Evangelical Christians, and in March 1999, we launched our third online community, Virtual Ireland, which is targeted to people of Irish descent. In October 1999, we launched Virtual Italy targeted to the Italian American community. In November 1999, we launched Virtual India targeted to the Indian American community.

     To date, we have entered into four agreements for the sale of CMS. Such agreements call for the design and development of an online community within a 90 day period in consideration for a fee payable over the 90 day period.

     Advertising is offered to our advertisers at rates that are based upon an industry accepted CPM (cost per thousand page views delivered) basis. Discounts from our standard advertising rates are offered to certain advertisers based on several factors, including the duration and gross dollar amount of advertising campaigns. We currently sell banner ads for six to twelve month periods, although in many instances such contracts are cancelable by an advertiser after a three-month period. Cancellations by advertisers have been negligible. Barter advertising accounted for approximately 28% and 27% of our advertising revenues for the fiscal years ended December 31, 1998 and 1999, respectively. Revenue from barter transactions is calculated based upon the fair market value of the goods or services received.

     We project increased revenues from banner advertising sales as we continue to expand our advertising sales staff, and solicit advertisers which seek the types of Web sites developed by us since such sites deliver an audience comprised of a specific demographic profile to which such advertisers can tailor a targeted campaign.

     We are also introducing e-commerce programs on our communities powered by Intershop Software, and introducing similar programs for our other online communities. We will charge a fee of $175 to $500 for each store placed on one of our Communities and receive a percentage of gross sales equal to 10%. We provide links to these third party Web sites for which we receive a percentage of sales from users who make purchases on those third party sites where such users originated from our sites. We expect e-commerce transactions to generate a significant percentage of our revenues in the future. To the extent that the number of anticipated users on our online communities is less than anticipated, that such users do not engage in e-commerce transactions or that we do not establish attractive e-commerce programs on our communities, revenues generated from e-commerce will be less than projected.

     We believe that the continued expansion of our operations and marketing efforts is essential to achieving our financial goals. We therefore intend to continue to substantially increase expenditures in all areas of our operations, resulting in continued increases in cost of revenues and selling, general and administrative expenses. To the extent that such expenses precede or are not subsequently followed by increased revenues, our business, financial condition and operating results will be materially adversely affected.


Historical Comparison of Years Ended December 31, 1999 and 1998


Revenue


     Total Revenues. Total revenues for fiscal years ended December 31, 1998 and December 31,1999 were $819,000 and $857,000, respectively. Revenue to date has almost exclusively been generated by VCI's own online communities, specifically Virtual Jerusalem. In the third quarter of 1999, the from CMS Services commenced and is expected to outpace our communities revenues by the end of the first quarter 2000.

     CMS Services Revenues. CMS Services revenues commenced in the third quarter of 1999, and amounted to $165,000, or 19%, of total revenue for the fiscal year ended December 31, 1999. This revenue was generated in its entirety from one CMS Customer. Management anticipates that this revenue stream will quickly pick up momentum and will become our primary source of income by the end of the first quarter 2000. To date, VCI has entered into four CMS agreements. If VCI fails to attract new customers, VCI's business, financial condition and operating results may be materially adversely affected.

     CMS services is considered, for accounting purposes, software products and technology, and therefore, revenue therefrom is recognized in accordance with Statement of Position (SOP) 97-2, as amended by SOP 98-4 and SOP 98-9. Therefore, revenue is recognized upon delivery, when collection is probable, the fee is fixed and determinable, vendor-specific objective evidence exists to allocate the total fee to the elements of the arrangement and persuasive evidence of an arrangement exists. Revenue for maintenance and support services are deferred and recognized ratably over the service period.

      Online Communities Revenues. As of end of 1999, our primary source of total revenue to date derived from banner advertising fees. Revenues from banner advertising accounted for approximately $511,000, or 62% of revenue, and $418,000, or 49% of total revenue for fiscal years ended December 31, 1998 and 1999, respectively. The decrease of approximately 18% primarily resulted from the lag time between the completion of the advertising contract with our prior travel sponsor, Tower Air in December 1998, and the commencement of the contract with the new travel sponsor, Continental Airlines in May 1999.
Banner advertising is expected to rise steadily due to an increased sales staff and marketing efforts. In addition, 30% of the advertising contracts are now for a duration of twelve months, as compared with 4% in 1998. To date, we have signed banner advertising contracts for revenues recognizable in the year 2000 approximating $382,000.


Of the total banner advertising revenue earned, barter advertising accounted for 28% and 27% of such revenues for fiscal years ended December 31, 1998 and 1999, respectively. Revenue from barter transactions is calculated based upon the fair market value of the goods or services received.


  To date, we have not derived significant revenue from e-commerce commissions. E-commerce commission revenues accounted for 5% and 4% of total revenues for both 1998 and 1999 fiscal years, respectively. We expect e-commerce transactions to generate an increasing percentage of our revenues in the future as e-commerce partners are added to our online communities. In December 1999 we signed a contract with Intershop, Inc., provider of E- Commerce technologies. We expect our e-commerce revenue to increase materially upon implementation of Intershop e-commerce technology with our communities.


  Additional site revenue streams are Web site hosting, Web links and promotion of content partner Web sites on our online communities, and production services. Hosting, Web link and promotion revenues are recognized ratably over the service period pursuant to annual agreements that provide for annual fees. Production revenue is recognized upon performance of production services. Hosting, Web link and promotion revenues accounted for 21% both for 1998 and 1999 fiscal years. Production revenues accounted for 12% and 6% for fiscal years ended December 31, 1998 and December 31, 1999 respectively. Management expects these revenue streams to decrease as resources are refocused away from Web site hosting and production.


     Significant Customers.   The five largest community advertising clients
accounted for over 47% of total revenue in 1999, with Continental Airlines accounting for approximately 22% of such total revenue. The agreement with Continental Airlines, executed in May 1999, is a barter advertising agreement largely for airline tickets, equivalent in value to $150,000, in exchange for advertising placements on the Virtual Jerusalem site for equivalent value. This contract is currently being renewed at approximately the same value. Due to shift of business to the CMS sector, Management does not believe that our success will depend largely upon our ability to broaden and diversify our advertising base. If we lose advertisers, fail to attract new advertisers or are forced to reduce advertising rates in order to retain or attract advertising clients, our business, financial condition and operating results would not be materially adversely affected.


     Revenue Mix. In 1999 CMS revenue and Community generated revenue accounted for 19% and 81%, respectively, of total revenue. This revenue mix was significantly impacted the fact that CMS was first launched in August 2000. By the end of the year 2000, the revenue mix is anticipated to be approximately 67% CMS revenue, 27% advertising revenue, and 6% E-Commerce revenue.


Cost of Revenue

     Cost of revenue consists primarily of expenditures for technical support of our online communities, Internet access and connectivity, Web site production, content development and maintenance and client services. Cost of revenue amounted to $721,000, or 88% of revenue, in 1998 and $1,816,000, or 212% of revenue, in 1999. This increase is primarily due to the increased hiring of additional technical and Web development and design personnel in 1999, and the increased overhead and support services necessary to support expanded operations. The increase in technical personal is critical to the development, implementation and support of the CMS services and core technology. In addition, the increase is attributed to the commencement of a licensing fee in 1999 for software used as components of CMS.


Sales and Marketing

     Selling and marketing expenses consist of salaries, travel expenses for sales staff, sales commissions, advertising revenue sharing with content partners, marketing expenses for our online communities and commencing in the fourth quarter 1999, CMS and marketing materials and promotions. Sales and marketing amounted to $469,000, or 57% of revenue, in 1998 and $1,583,000, or 185% of revenue, in 1999. The salary expense increased by 151% over 1998 as we hired additional sales and marketing personnel and, in addition, dedicated a resource to administer our advertisement management program. In the fourth quarter 1999 we ran a marketing campaign to launch our CMS services, and at the same time, began to market aggressively our online communities in order to increase the numbers of users and encourage their registration on our communities.


General and Administrative

     General and administrative expenses consist primarily of salaries and legal and professional services. In addition, our rent, utilities and administrative employee benefits are included in general and administrative expenses. General and administrative expenses amounted to $872,000, or 106% of revenue, in 1998 and $2,222,000, or 259% in 1999. This increase was primarily due to the increase in hiring of additional personnel, and the increase in overhead and support services necessary to support expanded operations. Additionally, legal fees increased materially for work related to special projects, new contract formation, and subsidiary acquisition which occurred subsequently in February 2000.


Merger Costs

     Cost related to our Merger amounted to $1,057,000. Of this amount 44% represents compensation to the broker, in the form of an 8% cash fee on our closing cash value and non cash compensation in the form of warrants issue at merger closing. The value of the non cash compensation cost was determined using Black-Scholes pricing model.

     Financing Expenses amounted to $191,000 and $109,000 for fiscal years ended December 31, 1998 and 1999, respectively. Financing expenses relate to interest incurred in the ordinary course of business and from costs associated with shares issues at a discount price or in consideration of a loan.


Provision for Income Taxes

     At December 31, 1999, we had approximately $7,000,000 million in federal net operating loss carryforwards. The federal net operating loss carryforwards will expire between calendar years 2012 and 2019 if not utilized. In addition, the Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available for use in any given period upon the occurrence of various events, including a significant change in ownership interests. To date, we have not utilized any portion of our net operating loss carryforwards to reduce our overall income tax liability.


Liquidity and Capital Resources

     Prior to 1999, we funded our operations, working capital needs and capital expenditures primarily through private placements of our common stock, and the issuance of short-term convertible loans and notes.

     In February 1999, we received $815,000 in net proceeds from the sale of 9,550 shares of our series A preferred stock. At the same time we issued 5,000 shares of our series A preferred stock upon the conversion of a $500,000 convertible secured promissory note issued by us on December 31, 1998.
Between June and September 1999, we received net proceeds of $874,000 from the sale of 10,325 shares of our series B preferred stock.

     On December 14, 1999, we received a total of $985,400 for the private placement sale to accredited investors of 400,000 shares of restricted common stock and a three-year warrant, exercisable for 40,000 shares of common stock at a purchase price of $2.46 per share. We made the private placement offering under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The terms of the offering provided for issuance of the restricted common stock at a purchase price equal to 35% below the market valuation of our publicly traded common stock and the issuance of a warrant exercisable for the purchase of one share of common stock for each ten shares purchased. The warrants become exercisable six months after the date of issuance. The restricted shares of common stock and the shares of common stock to be issued upon exercise of the warrant may be offered for public resale only if registered under the Securities Act of 1933 or an exemption therefrom. We have agreed to provide the purchasers with certain registration rights with respect to the restricted common stock and the common stock underlying the warrants. Such registration rights commence six months from the date of purchase and if the registration is declared effective by the Securities and Exchange Commission, public resale of such securities shall be permitted. We paid approximately $50,000 and issued warrants exercisable for 120,000 shares of common stock on the same terms and conditions as the warrants issued in the private placement as financial advisory consultant fees related to the closing of the first tranche of the private placement offering. The terms and conditions of the private placement offering were duly authorized by our Board of Directors as being reasonable and in the best interests of the Company, with particular regard to our need for operating capital and the limited availability of other reasonable financing alternatives at the time.

     In January and February 2000, the Company issued 981,864 shares of common stock at prices per share ranging from $2.11 to $3.42 to 12 individuals and entities, including three non-U.S. shareholders of the Company, for aggregate gross proceeds of $2,524,000. In connection with the issuance of 468,098 of such shares to three existing shareholders of the Company, the Company issued three-year warrants to acquire a total of 46,808 shares of common stock at exercise prices ranging from $2.11 to $2.75. The Company paid consultant and finders fees related to the January and February financing in the form of three-year warrants exercisable into 108,762 shares of common stock at exercise prices ranging between $2.11 and $3.42 per share.

     In April 2000, the Company sold 517,800 of its shares at $5.80 per share to four institutional investors in a private placement arranged by Josephthal & Company and Intercoastal Financial Services Corp. In connection with the sale, the Company issued 2,000,000 callable warrants to Intercoastal (the "IFSC Warrants") exercisable for a period of three years at an exercise price of $18.00 per share. 1,000,000 of these IFSC Warrants are callable by the Company at 93% of the average price of the Common Stock for the five days immediately following the call which may be made by the Company following the effectiveness of a registration statement registering the shares underlying the IFSC Warrants. The remaining 1,000,000 IFSC Warrants are callable by the Company three months following the date of effectiveness of such registration statement. The IFSC Warrants are redeemable by the Company at $0.75 per share decreasing to $0.50 in July 2000 and thereafter by $0.05 per month until such redemption price reaches $0.25 per share. In connection with the private placement, the Company issued
a) 500,000 four-month warrants to the purchasers of the shares exercisable at $14.875 per share, b) 129,450 three-year warrants to such purchasers exercisable at $7.4375 per share which are also redeemable at the same price as the IFSC Warrants and c) 36,246 warrants exercisable for three years at $5.80 per share to Josephthal & Company, the company's investment banker in connection with the transaction in partial consideration for its introduction of IFSC to the Company.

     We maintain an operating line of credit with Israel General Bank in the amount of $560,000. As of March 31, 2000, the amount outstanding on this line of credit totaled $515,000. Israel General Bank has also provided us with a $58,000 guarantee for three months rent on the leaseholds occupied by Virtual

Communities Israel, Ltd.

     In June 1999, Virtual Communities Israel, Ltd., ("VCIL"), one of our Israeli subsidiaries, entered into a three-year lease for approximately 10,000 square feet of office space in Jerusalem for approximately $45,000 in quarterly leasehold costs which payments commenced in December 1999. In January and March 2000, VCIL exercised options for additional space which serves primarily as the Company's software development, programming and communities design center. Total leasehold costs for the new space will equal to approximately $165,000 per year. In July 1999, we entered into a five-year lease for approximately 5,000 square feet of office space in New York City for a rental fee of approximately $22,500 per quarter. In October 1999, we exercised our option to lease an additional 5,000 square feet of office space in the same building for a five-year time at a monthly rental of approximately $8,250. In addition, the lessor of the new Jerusalem premises is contributing $234,000 in buildout costs that VCIL is obligated to repay over the course of the lease term. In January 1999, VCIL entered into a three-year lease for approximately 3,800 square feet of office space in Jerusalem which it vacated upon our move to new premises in August 1999 and which it intends to sublet upon vacancy of the current sub-lessor in July 2000. Although VCIL believes that it will be able to continue to sublet such space, our management cannot assure you that it will be successful in doing so, and in the event such space cannot be sublet, we would be obligated to pay approximately $15,000 in quarterly leasehold fees in addition to the lease costs for our new premises until December 2001.

     We anticipate that we will continue to increase our capital expenditures in the near future due to anticipated growth in our operations, infrastructure, and personnel. In addition to the commitments relating to the new leaseholds, improvements to infrastructure, additional licenses for interactive elements (including content management software) and Web site security are expected to amount to approximately $115,000 monthly through the year 2000.

     Projects anticipated during the year 2000 which will require capital expenditure of approximately $500,000 includes the development of server parks in New York and London in order to facilitate local technical services for CMS customers and the opening of an office in California.

     In March 2000, the Company entered into a finance lease agreement with Microtech Leasing Corp., a Princeton, New Jersey company for the lease of up to $250,000 of computer equipment to the Company. The credit facility provides the Company with the ability to obtain certain computer equipment financed by the lease which is secured by such equipment.

     Marketing expenditures are expected to approach approximately $50,000 per month to promote CMS services and, on average, $73,000 per month per each of our Web sites, by the fourth quarter of 2000, in order to reach projected levels of CMS customers, registered users, traffic, and revenue from banner advertisements and e-commerce transactions on online communities.

     We anticipate that our existing cash balance combined with the net proceeds which may be realized from the sale of additional shares pursuant to our private placement offerings, the anticipated proceeds from exercise of warrants and anticipated revenue from operations will be sufficient to meet our working capital and capital expenditure needs through December 31, 2000. If the cash that we generate from our operations is insufficient to satisfy our liquidity requirements after this period, then we may need to sell additional securities. The sale of additional equity or convertible debt securities may result in additional dilution to our shareholders. We will need to obtain additional capital or modify our growth strategy. We may not be able to raise any additional capital or obtain such capital on acceptable terms.

Legal Proceedings

     Certain shareholders, who held some of VCI Series B Preferred Stock prior to the Merger, have notified the Company that they believe that they are entitled to additional shares Common Stock and that they intend to commence an action in connection with such claims. They contend that the reset price for the conversion of the former Series B Preferred shares to the Common Stock of the Company pursuant to the Merger agreement should have been $1.45 rather than the $2.10 used by the Company. While the holders thereof have not filed a suit to date, their claim amounts to approximately 170,000 additional shares of Common Stock of the Company. The Company and its counsel believe that their claim is without merit. The Company intends to defend vigorously any action which may be filed against the Company and its officers and directors in connection with the aforementioned claim.

RISK FACTORS

In addition to the other information in this report, the following factors should be carefully considered in evaluating our business and prospects.


                  We face risks associated with our operations

   Virtual Communities, Inc. was founded in August 1996. We have a limited operating history and cannot predict the viability of our online community design, development and maintenance business and our own published communities business.

   We have a history of losses and expect to incur losses in the future, and we may never achieve profitability.

     For the years ended December 31, 1998 and 1999, VCI incurred net losses of $1,434 and $5,930, respectively, and had an accumulated deficit of $8,856,000 as of December 31, 1999. To date, neither VCI nor Heuristic Development Group, Inc., our predecessor company, has been profitable on either a quarterly or on annual basis, and we expect to incur net losses in the future. We expect our operating expenses to increase significantly, especially in the areas of CMS sales and marketing, the expansion of our CMS design and development and maintenance business, and, as a result, we will need to increase our revenue substantially to become profitable. If our revenue does not grow as expected or increases in our expenses are not in line with our forecasts, we will continue to incur net losses.

Our operating results depend on revenues from CMS clients and advertising revenues that could be affected by cancellation of key contracts and decreases in Web site traffic.

     Although CMS sales represented 0% and 19% of VCI's revenues for the years ended December 31, 1998 and 1999, respectively, we anticipate that a majority of our revenues will derive from CMS sales in the year 2000 and beyond. These revenues, if and when received by the Company, will derive from a limited number of customers, who could have a significant impact on revenues in the event they were to cancel one or more of such CMS agreements. The Company has entered into four CMS agreements to date all of which agreements contain cancellation clauses in the event of a fundamental breach by the Company in the performance of its obligations thereunder.

     The Company typically accepts equity in lieu of cash payment from clients, up to approximately 50% of the amount we charge. Typically, that equity has represented less than 5% of the equity of the CMS client. In most instances this equity is in the form of privately held restricted securities subject to lock-up provisions and as a result these shares are not immediately saleable by the Company for the immediate future. While the Company believes that the equity it receives in a CMS client will eventually be profitable, we cannot assure you that this will be the case. Even when the shares received by the Company are available for resale, there may be no market for such shares enabling the Company to sell and realize a gain from them.

     Taking equity in our CMS clients will also result in less working capital for the Company. We cannot assure you that the web businesses in which the Company will have a portion of equity will ever be profitable or that the shares in such clients will have value at such time when the Company's lock-up restrictions expire.

     In some instances the Company's ability to retain the equity issued to it from its CMS clients is dependent upon the Company's maintenance of such clients' online communities pursuant to maintenance agreements entered into with them. While maintenance fees represents an additional form of revenue for the Company, in some instances it will expose the Company to additional risks in the event we do not provide the services as agreed. These risks include the need to arrange other hosting services for CMS clients in the event the Company cannot provide such services and/or obtain licenses from third party service providers at the Company's cost, to operate portions of client web sites.

     Historically, VCI has derived a material portion of its revenue from the sale of advertisements on its online communities. For the years ended December 31, 1998 and 1999, advertising revenue represented 62% and 49% of our total revenue, respectively. A majority of our advertising revenue will come from advertising contracts that are usually six to twelve months in length and are often cancelable upon three months notice. That means our quarterly revenue is a function of the contracts we will attract and/or retain within the quarter and our ability to adjust spending in light of any revenue shortfalls. To date, the advertising revenue from our Web sites comes from a small group of customers whose composition periodically changes. For example, during the year ended December 31, 1998 and 1999, the five largest advertisers accounted for approximately 51% and 47% of total advertising revenue, respectively. As a result, the cancellation of even a small number of these advertising contracts could affect our operating results.

     Advertising revenue is also linked to the level of traffic on our online communities, so if traffic is less than the level expected by our advertising customers, our advertising revenue could be adversely affected. Under most advertising contracts, we guarantee our advertisers a minimum number of impressions on our Online communities. Reduced traffic on these online communities would cause us to fall short in meeting this minimum requirement and, as a result, we may be required to extend the length of time that an advertiser may advertise on our online communities without a concurrent increase in advertising revenue. This kind of extension would reduce the availability of space for other advertisers, which would lead to a reduction in advertising revenue.

     It is uncertain whether Web advertising will continue to grow at a rate that will support our revenue projections. The Internet as a marketing and advertising medium has not been available for a sufficient period of time to gauge our effectiveness as compared with traditional media. Many of our advertisers have only limited experience with the Web as a sales and advertising medium. In general, advertisers have not yet devoted a significant portion of their advertising budgets to Web based advertising and may not find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. For 1998, a report by Jupiter Communications states that advertising on the Web represented less than 5% of overall advertising revenue in the United States according to industry sources.

     You should consider the risks and difficulties frequently encountered by companies like us, an early stage company involved in Web site design and development and operating online communities. These risks include, without limitation, risk that we may not be able to attract or retain Web design and development clients; the risk that we may not be able to integrate our own technology and know-how with licensed technology in both the development and maintenance of our clients' and our own communities; and the risk that we may not anticipate and adapt to a developing demographic market or the Internet industry, the level of use and consumer acceptance of the online community model, and thus our ability to attract users and registrants and the risk that we may not be able to continue to develop and operate future communities.

If our CMS and advertising revenues fall below the expectations of securities analysts and investors, the market price of our shares will likely decline.

     If our capital is insufficient to promote our business and we cannot obtain needed financing, we will not be able to promote our CMS business and online communities, exploit opportunities and remain competitive.

   Since our current revenues are insufficient to pay for our current operating expenses, following the merger, we will depend on additional investments to fund our existing and future operations as well as to execute our acquisition and business plans, and expand our marketing and sales efforts. We believe that our available cash is sufficient to support our current operations through June 2000, and therefore we need to raise additional funds to maintain and develop our position in the marketplace. We anticipate that we will be able to raise additional funds by calling 2,000,000 warrants issued by us in April 2000 in connection with a private placement of securities. However, our ability to call these warrants depends upon our obtaining an effective registration statement filed with the Commission registering the shares underlying such warrants. In addition, our agreement with the warrant holder provides that we may only call 1,000,000 warrants immediately upon the effectiveness of such registration statement and the remaining 1,000,000 warrants three months following the date of effectiveness and there is no certainty that the holder thereof will exercise the warrants if we call them. The amount of funds which we may receive from such call will depend upon the price of the shares of our common stock at the time of our call.

     It may be difficult or impossible for us to obtain additional financing on favorable terms. Raising funds by issuing equity securities or convertible debt securities will dilute the percentage ownership of our current stockholders. Also, if we issue new securities they may have rights senior to the rights of our common stock. If we cannot obtain needed financing, we will be unable to execute our business plans and may be forced to liquidate our assets or file for bankruptcy.

Our independent auditors have expressed doubt over our ability to continue as a going concern.

     The report of independent public accountants on our December 31, 1999 consolidated financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and a net capital deficiency raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We face increasing competition and competitors with longer operating histories for our online community design and development services.

     We recently started offering third parties, other than our content partners, Web site design and development services that focus on creating online communities and Web site content management. The market for these services is relatively new, intensely competitive and subject to rapid technological change. We expect competition not only to persist, but also to increase. Increased competition may result in price reductions, reduced margins and loss of market share. Our competitors fall into several categories, including Internet service firms, technology consulting firms, technology integrators, strategic consulting firms, and in-house information technology, marketing and design departments of our potential clients. These competitors include Vignette Ltd., Interwoven, Inc. and Openmarket, Inc.

     The barriers to entry for Web site design and development and programming and development of content management systems are also relatively low, although higher than less specialized areas of Web site design and development. As a result, we expect to face additional competition from new market entrants in these businesses in the future. Since the market for these services is rapidly evolving, our competitors may be better positioned to service clients. We compete on the basis of a number of factors, including the breadth and quality of the services offered, creative design and systems engineering expertise, pricing, technological innovation, and understanding clients' strategies and needs. Many of these factors are beyond our control, therefore, existing or future competitors may develop or offer services that provide significant advantages over the services offered by us.

     Many of our competitors have longer operating histories in the Web market, greater name recognition, larger customer bases and significantly greater resources. In addition to current competitors, it is likely that additional competitors will enter our markets in the future, and that many of these competitors will have substantially greater resources than us. We cannot assure you that we will be able to compete successfully in any of our current markets.

We have been substantially dependent on one online community for our revenues.

     While we currently operate five online communities (virtualjerusalem.com, virtualholyland.com, virtualireland.com, virtualitaly.com and virtualindia.com) and recently launched our CMS business, approximately 80% of our revenues for 1999 were generated directly or indirectly from virtualjerusalem.com. Although we plan to market and further develop our other online communities, we cannot assure you that we will successfully complete these plans, or if we complete these plans, that these communities will generate significant revenues. Our inability to complete these plans or generate substantial revenue from other sources would have a material adverse effect on our ability to generate revenue.

     Our business model also relies on our plan to further develop our CMS business for third parties and our ability to provide content management systems and visitor retention elements for prospective clients. We have sold only four such systems to date. Our inability to market and sell our community building services could adversely affect our ability to increase revenues.

Changes in the political and economic stability of the State of Israel could adversely affect our operations.

     One of our subsidiary companies, Virtual Communities Israel Ltd.("VCIL"), which is integral to our success, is located in the State of Israel. In addition, a significant number of our content partners and some of our advertisers are based in Israel. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel. Any military or terrorist action or threat or other significant hostilities involving Israel, the interruption or curtailment of trade between Israel and our present trading partners or a significant downturn in the economy or financial conditions in Israel could have a material adverse effect on our ability to operate our business. Israel's economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid-1980's, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest.

     In addition, since the establishment of the State of Israel in 1948, significant hostilities exist, varying in degree and intensity, between Israel and some Arab countries. Although Israel entered into various agreements with some Arab countries and the Palestine Liberation Organization, and various declarations were signed to resolve some of the economic and political problems in the Middle East, we cannot predict if a full resolution of these problems will be achieved, or the form of any resolution. Furthermore, all non-exempt male adult permanent residents of Israel under the age of 50, including certain of our employees, are obligated to perform military reserve duty and are subject to being called into active duty under emergency circumstances. While we operated despite these conditions in the past, we cannot predict the likelihood of emergency circumstances occurring in the future or the impact of these conditions on our operations in the future.

Our plans to operate online communities with international community content are subject to risks that could adversely affect our ability to operate and expand our online community business.

     Our online communities contain international community content, and our plans to form strategic and joint venture relationships in other parts of the world will increase our exposure to other risks and problems inherent in international operations, including:

 . the impact of recessions in economies outside the United States;

 . greater difficulty in accounts receivable collections;

 . unexpected changes in regulatory requirements;

 . difficulties and costs of staffing, maintaining effective communications and managing foreign operations due to distance, language and cultural barriers or otherwise;

 . reduced protection for intellectual property rights;

 . political and economic instability;

 . the introduction of the Euro; and

 . fluctuations in currency exchange rates.

     Some or all of the above factors could have a material adverse effect on our ability to expand our business by entering into agreements with entities located in Ireland, Italy, India, Israel and other international markets. In addition, even if our future plans are successful, we cannot be certain that our investment in establishing relationships with entities in other countries will produce the desired levels of revenue.

Any failure of our network infrastructure could adversely effect our operations.

     Our success depends upon the capacity, reliability and security of our networking hardware and software infrastructure. We have developed a hardware and software system that is designed for reliability, however, on isolated occasions in the past the system has been subject to isolated failures due to human error or software failure. The system integrates Web site management, network monitoring, quality assurance, transaction processing and fulfillment services. In addition, our CMS system, which is utilized on our online communities and the communities of the CMS clients with whom we enter into relationships, and our servers in the United States and Israel, emphasize extensive automation and the back-up of our Web sites using various technologies and a degree of redundancy. The system is designed to minimize single points of failure.

     We are bulding our infrastructure so that it includes 500 gigabytes of disk space which should support over 70 million Web page views per month. We are continuing to expand and adapt our system infrastructure to keep pace with the increase in the number of users and registrants who use the free Internet services we provide. Demands on our infrastructure that exceed our current forecasts could result in technical operating difficulties for our online communities and the online communities of our CMS clients.

     Any system failure that interferes with the access to our online communities or those of our CMS clients, and the use by users and registrants of the Internet services that we and our CMS clients provide, could diminish the level of traffic on our Web sites. Continuing or repeated system failures could impair our reputation and brand name and reduce our e-commerce referral and advertising revenue. At present, we do not know that we will be able to scale our systems to handle a larger amount of traffic at higher transmission speeds. Further, any expansion of our network infrastructure will require substantial financial, operational and management resources, all of which could affect the results of our operations by diverting these resources from other areas of our business that we may seek to develop.

User access to, and the functionality of, our online communities are highly dependent on third parties and are vulnerable to disruptions beyond our control.

     We use our own network servers that are housed at Frontier Global Services, Inc.'s facilities in Herndon, Virginia and New York City, and at our facility in Israel. Our online communities and those of our CMS clients are connected to the Internet by Frontier Global Center in the United States and by Netvision Ltd. in Israel via multiple DS-3, OC-3, and 128Kbs links on a continuous basis. Global Center is responsible for ensuring that all of our servers have power and connectivity to the Internet. We manage and monitor our servers and network remotely from our facility in Israel and, in addition, Frontier Global monitors our Web sites on a continuous basis.

     Although the agreements we have with Frontier Global and Netvision provide us with remedies for service interruptions, we cannot assure you that we will have uninterrupted access to the Internet for our communities and the communities of our CMS clients, or that our users and registrants will be able to access them.

   We are currently in discussions with Frontier Global regarding certain amounts charged by them for services provided to us. We believe that we will be able to resolve such differences in a mutually satisfactory manner, and, in any event, such differences are not material to our results of operations. However, in the event we are unable to resolve such differences, we could experience a disruption in the services provided to us by Frontier Global.

     A disruption for any reason in the Internet access provided to us by Frontier Global or Netvision, any interruption in the service that Frontier Global or Netvision receives from other providers, or any failure of Frontier Global or Netvision to handle higher volumes of Internet users to our Web sites could have a material adverse effect on our business, results of operations and financial condition by reducing the level of traffic on our Web sites and cause a breach in our agreements with our CMS clients.

   Despite precautions taken by us and by Frontier Global and Netvision, our system is susceptible to natural and man-made disasters such as earthquakes, fires, floods, power loss and sabotage.

     Our systems are also vulnerable to disruptions from human error, computer Viruses and attempts by hackers to penetrate our network security. Hackers have succeeded in penetrating our network security in the past, and we expect these attempts to continue from time to time. Breaches of our network security could also disrupt the operation of our Web sites and jeopardize the security of confidential information stored in our servers. We have recently started implementing "Firewall" network security in our Israel facility and at Frontier Global's United States facilities. "Firewall" is an industry standard product, manufactured by CheckPoint and installed for us by industry experts, that is designed to prevent unauthorized entry into network security systems.

     Although we believe that Firewall will prevent unauthorized entry to our network security in most instances, we cannot assure you that computer viruses and hackers will not penetrate our systems in the future.

     Any of the events listed above could cause us interference, delays, or service interruptions and adversely affect our business and results of operations. Our success is dependent upon, among other things, our ability to deliver uninterrupted Web site service to our CMS clients and the users and registrants of our online communities and those of our CMS clients. As a result, we must protect our computer equipment and the information stored in our servers against damage by fire, natural disaster, power loss, telecommunications failures, unauthorized intrusion and other catastrophic events.

     Web site services and other services based on software and computer systems often encounter development and completion delays and the underlying software may contain undetected errors or failures. In the case of Web sites, these problems are heightened when the volume of traffic on a site increases. Such delays and errors and other electronic or telecommunications failures are generally beyond our control. In addition, we cannot assure you that errors will not be found in the software underlying our content management systems or other software that we license for use on our online communities or a community developed by us for a third party. These errors might include bugs in the code of standard "off the shelf" software product releases, and may result in delays in the completion or launch of one of our own communities or a community or other project that we develop on behalf of others. Other similar factors include the timing of the commercial release of particular services or products and the market acceptance thereof, unanticipated costs to cure any defect if it is subject to cure, the need to refund money paid to us or to pay for damages caused by the delay or defect.

     We depend on third party content partners and suppliers to attract users and registrants to our Web sites and provide services and retention elements to our CMS clients.

     The future success of our communities and those of our CMS clients depend largely on our and their ability to attract and maintain a large base of users and registrants because the larger our base the more likely commercial enterprises are willing to advertise and sell their products and services on our Web sites. Moreover, certain advertisers pay us based upon the number of times a registrant views a particular advertisement. The volume of users who view our communities and the size of our registrant base depends largely on the ability of our current and future content partners, who supply content to our communities and our ability to reach agreements with web service providers of interactive elements which we and our CMS clients also use to attract and retain users and registrants. While no single content partner or third party provider of licenses is material to our operations, (with the exception of the Cortext software in which we have a controlling interest in the licensor thereof) we may not be able to maintain or expand our base of content partners and third party providers of interactive elements. If we are unable to obtain content or elements from them, we would reduce our ability to attract and maintain our users and registrants and would likely lose significant advertising and other revenue.

We rely on other companies to provide Internet services for our visitors, registrants and CMS clients.

We rely on the following companies for the Internet services they provide to our registrants:

 Company                                 Service
 -------                                 -------
Accuweather, Inc.                  Weather Service
Commtouch Inc.                     Free Email Service
deltathree.com Inc.                Internet Telephony
eCal Corporation                   Calendars
eShare Technologies Inc.           Chat and Forums
FairMarket, Inc.                   Auctions
homestead.com Incorporated         Free Home Pages
iMediation, Inc.                   Affiliate Software
Intershop Communications, Inc.     E-commerce Malls and Stores
iQ.COM Corporation                 Loyalty Solution
MatchNet.com (Jdate)               Dating Service
MBNA America Bank, N.A.            Affinity Credit Cards
otherproducts.com LLC (Meandaur)   Free Home Pages
Netgravity, Inc.                   Advertising Management Software
OANDA Corp.                        Currency Converter
OpenSite Technologies, Inc.        Auctions
Reuters Limited                    News Services and Photographs
Screaming Media-Net, Inc.          Content Provider
SmartAge Corp.                     Banner Exchange Programs
Talk City, Inc.                    Chat Services
Tribal Voice, Inc.                 Instant Messaging

     If our relationship with any of these companies were to terminate without sufficient advance notice, and we were unable to establish relationships with comparable service providers, our ability to provide Internet services to our registrants, and to operate our own Web sites and to provide such services to our CMS clients, would be adversely affected.

     The loss of Avi Moskowitz, our President and Chief Executive Officer, Michael Harwayne, our Chief Operation Officer, Deborah Gaines, our Vice President - Editorial Services, or other key personnel, or the inability to attract and retain additional, qualified personnel in both the United States and Israel, could adversely affect our ability to manage and grow our businesses.

     Our success depends to a significant degree upon the continued contributions of our executive management team, most of whom have worked together only for a short time. We do not carry key man life insurance on the lives of any of our employees except for Avi Moskowitz, our Chairman of the Board, Chief Executive Officer and President. Our success will also depend upon the continued service of our management team as well as technical, marketing and sales personnel, graphic artists and editorial staff. Although we have entered into employment contracts with all the members of our management team, including Mr. Moskowitz, all of our employees may voluntarily terminate their employment at any time.

     Our success also depends upon our ability to attract, hire and retain additional highly qualified management, technical, sales and marketing and customer support personnel both in the United States and Israel. Locating personnel with the combination of skills and attributes required to carry out our strategy is often a lengthy process and competition for qualified employees in the Internet industry, both in the United States and Israel, is intense. The loss of key personnel, or the inability to attract, hire and retain additional, qualified personnel, could have a material adverse effect on our ability to manage and grow our businesses.

     Our operations could be adversely affected if our investments in our online communities do not generate a corresponding increase in net revenue.

     As the number of Web sites grows, brand and site recognition will play an increasingly important role. Establishing, developing and promoting our online communities in the face of pressures from our competitors will be critical to developing our registered user base, content and strategic partners and commercial relationships. We will be required to continue to devote substantial financial and other resources to maintaining the unique content of our online communities through:

 . Web advertising and marketing;

 . traditional media advertising campaigns in print, radio and billboards; and

 . providing a high quality online community experience.

   The results of our operations could be adversely affected if our investment of financial and other resources in developing and promoting our online communities does not generate a corresponding increase in net revenue, or if the expense of promoting our communities becomes excessive. Changes in the quality and type of services we offer and our character as perceived by our registered users could make our communities less attractive to our users, registrants, advertisers, content and strategic partners, all of which would have a material adverse effect on our ability to increase our registered user base and to generate revenue.

An increasing portion of our business depends on the growing demand for Web site design and development services.

     Because we are in the business of providing Web site design and development services, our future success depends, in part, on the continued expansion of, and reliance of consumers and businesses on, the Internet. The Internet may not be able to support an increased number of users or an increase in the volume of data transmissions. As a result, the performance or reliability of the Internet may be adversely affected as use increases. The improvement of the Internet in response to increased demand will require timely improvement of the high speed modems and other communications equipment that form the Internet infrastructure. The Internet has already experienced outages and delays as a result of damage to portions of our infrastructure.

     The effectiveness of the Internet may also decline due to delays in the development or adoption of new technical standards and protocols designed to support increased levels of activity. We cannot assure you that the infrastructure, products or services necessary to maintain and expand the Internet will be developed, and without these developments, there will be limited, if any, demand for our Web site design and development services.

Because competition in the online community business is intense, and many of our competitors have greater resources than us, our ability to maintain or improve our position in this market could be harmed.

  The market for community content aggregators on the Internet is new and rapidly evolving. Competition for registrants, consumers, users and advertisers is intense and is expected to increase over time. Barriers to entry are relatively low. Other companies that are primarily focused on creating online communities and with whom we compete are:

 . competitors to virtualjerusalem.com include: Jewish Communities On-Line (located at America Online), Shamash (www.shamash.org; a non-profit Jewish communal network), Jewish Family & Life (www.jewishfamily.com by JCN), and the Jerusalem Post (www.jpost.co.il; the online edition of the newspaper);

 . competitors to virtualholyland.com include: crosswalk.com (published by Didax, Inc.), Jesus2000.com, the Christian Broadcasting Network (www.wcbn.com), and other Web sites published by ministries and evangelists worldwide;

 . competitors to virtualireland.com include: The Irish Times (www.ireland.com), Local Ireland (www.local.ie; a quasi-governmental Web site financed in part by Telecom Eireann), Ask Ireland (www.askireland.com); published by the government of Ireland), Touchtel's tourist information site (www.goireland.com),
paddynet.com,     irishabroad.com and celtic.com;

 . competitors to virtualitaly.com include: DolceVita (www.dolcevita.com, a fashion and travel site), Made in Italy (www.made-in-italy.com, a travel and e-commerce site), and Virtual Italia (www.virtualitalia.com, a general Italian interest site); and

 . competitors to virtualindia.com include: Rediff on the Net (www.rediff.com, an India-oriented online service), India-Today (www.india-today.com, a news and cultural site) and 123india.com (www.123india.com, a news information and software site).

     We also face competition and compete for users and traffic with Web directories, search engines, shareware archives, other content Web sites, online service providers, and traditional media companies such as ABC, America Online, CBS, CNET, Excite, Infoseek, Lycos, NBC, Microsoft, Time Warner and Yahoo! Increased competition from these and other sources could require us to respond to competitive pressures by establishing pricing, marketing and other programs, or seeking out additional strategic alliances or acquisitions that may be less favorable to us than we could otherwise establish or obtain.

     Substantially all of our current advertising customers and content partners also have established collaborative relationships with some of our competitors or other Web sites. Our advertising customers might also conclude that other Internet businesses, such as search engines, commercial online services and Web sites that offer professional editorial content, are more effective sites for advertising. Moreover, we may be unable to maintain the traffic on our online communities or sustain or increase the size of our registered user base, which would make our communities less attractive than those of our competitors. Any of these factors could adversely affect our ability to maintain or improve our competitive position.


We could be liable for legal proceedings that would injure our business reputation or result in substantial damages against us.

     Our failure or inability to meet a client's expectations in the performance of Web site design and development services could injure either our or the client's business reputation or result in a claim for substantial damages regardless of our responsibility for such failure. In addition, the services we provide to our clients may include access to confidential or proprietary client information or the sublicense of software or other proprietary systems. Although we have implemented policies to prevent such client information or licenses from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim against us for substantial damages. Our contractual provisions attempting to limit such damages may not be enforceable in all instances or may otherwise fail to protect us from liability for damages. We do not currently have errors and omissions insurance.

If we cannot integrate future acquisitions into our existing operations, then we may be unable to manage our operations and expand our business.

     We have been approached from time to time to consider and evaluate potential business combinations, joint ventures both involving our acquisition of other companies and potential investments in us or other business combinations involving our web properties or CMS business. We may engage in discussions relating to similar transactions in the future. Although we expect to grow, in part, through business combinations, it is uncertain whether we will decide to enter into any transaction. If we do enter into a transaction, we cannot be certain what the terms of the transaction or our timing will be.

Acquiring complementary businesses, products and technologies is an integral part of our business strategy. Some of the risks attendant to this acquisition strategy are:

 . difficulties and expenses of integrating the operations and personnel of acquired companies into our operations while preserving the goodwill of the acquired entity;

 . the additional financial resources that may be needed to fund the operations of acquired companies;

 . the potential disruption of our business;

 . our management's ability to maximize our financial and strategic position by incorporating acquired technology or businesses;

 . the difficulty of maintaining uniform standards, controls, procedures and policies;

 . the potential loss of key employees of acquired companies;

 . the impairment of relationships with employees, content partners, advertisers and customers as a result of changes in management; and

 . increasing competition with other entities for desirable acquisition targets.

     Any of the above risks could prevent us from realizing significant benefits from our acquisitions.

     If our important strategic relationships are discontinued for any reason, our ability to generate revenue from advertising and e-commerce referrals and our ability to increase sales of our community building business would be adversely effected.

  Although our strategic relationships with our content partners and Internet services providers are a key factor in our overall business strategy, our strategic partners may not view their relationships with us as significant to their own business. There is a risk that parties with whom we have strategic alliance agreements may not perform their obligations as agreed. Our arrangements with strategic partners generally do not establish minimum performance requirements but instead rely on the voluntary efforts of our partners. In addition, most of our agreements with strategic partners may be terminated by either party with little notice. If important strategic relationships are discontinued for any reason, our ability to generate revenue from advertising and e-commerce referral revenues and to provide these services to our CMS clients may be adversely affected.

        We face risks typical of the Internet industry

Privacy concerns, government regulation and legal uncertainties could adversely affect activity on the Internet, including our Web sites.

  Laws and regulations that apply directly to communications or commerce over the Internet are becoming more prevalent. The most recent session of the United States Congress resulted in Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted our own privacy regulations. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws that govern intellectual property, privacy, libel and taxation apply to the Internet. The development of laws governing these areas may decrease the growth in the use of the Internet, including our Web sites, or give rise to claims by our clients for whom we develop or design Web sites or other third parties. In addition, the growth and development of the e-commerce market may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption or modification of these laws or regulations could adversely affect our ability to generate e-commerce referral revenue.

  The Federal Communications Commission is currently reviewing our regulatory positions on data transmissions over telecommunications networks and could seek to impose some form of telecommunications carrier regulation on telecommunications functions of information services. State public utility commissions generally have declined to regulate information services, although the public service commissions of some states continue to review potential regulation of such services. Future regulation or regulatory changes could have an adverse effect on our business and results of operations.

Imposition of new taxes or fees by the United States Federal government, state governments or foreign governments on Internet transactions or on the use of the Internet as a means of communication could adversely effect our advertising or e-commerce revenue.

     Imposition of sales or other taxes on sales of merchandise purchased by users of our Web sites from our strategic partners' Web sites by states or countries where these goods are shipped could have a material adverse effect on the amount of referral fees we receive from these sales. Imposition of new taxes or fees by the Federal government of the United States or by foreign governments on Internet transactions or on the use of the Internet as a means of communication could also adversely effect our advertising or e-commerce revenue.

We could be liable for online content not covered by our insurance.

     The nature and breadth of information disseminated on our Web sites could expose us to liability in various areas, including claims relating to:

 . the content and publication of various materials based on defamation, libel, negligence, personal injury and other legal theories;

 . copyright or trademark infringement and wrongful action due to the actions of third parties;

 . use of third party content made available through our Web sites via links to our content partners or other Web sites or through content and material posted by members in chat rooms and on bulletin boards;

 . damages arising from the use or misuse of the free e-mail services that we offer; and

 . product information and reviews that we offer.

     In the past, these types of claims have been made, sometimes successfully, against online service providers and other print publications. Claims of these kinds against us would result in us incurring substantial costs and would also be a drain on our financial and other resources. If there were a sufficient number or several severe claims of this nature, we would need to implement measures to reduce our exposure and potential liability. In addition to being a drain on our resources, this may also require taking measures that could make our Web sites or services less attractive to our registrants and users. This in turn could reduce traffic on our Web sites, negatively impact the size of our registered user base, and reduce our advertising and e-commerce revenues. We carry general liability insurance in the aggregate amount of $3 million and umbrella coverage in an aggregate amount of $3 million. This coverage may be insufficient to cover expenses and losses arising in connection with any claims against us. To the extent our insurance coverage does not cover liability or expenses we incur, our financial and other resources could be strained.

Our inability to protect our intellectual property rights could adversely affect our ability to operate our businesses.

     We consider our names, logos and designs as proprietary and try to protect them under existing United States and international laws relating to protection of intellectual property. We also developed internal procedures to control access and dissemination of proprietary information. Despite our precautions, third parties may succeed in misappropriating our intellectual property or independently developing similar intellectual property. Protecting our intellectual property against infringement could result in substantial legal and other costs and could divert our limited management resources and attention from our business plans.

     Some of the technology incorporated in our Web sites, and offered to our content partners and clients of our Web site design and development services, is based on technology licensed from third parties. As we continue to introduce new services, we may need to license additional technology. If we are unable to timely license needed technology on commercially reasonable terms, we could experience delays and reductions in the quality of our services, all of which could adversely affect our business and results of operations, our reputation and the value of our proprietary information could also be adversely affected by actions of third parties to whom we license our proprietary information and intellectual property. If someone asserts a claim relating to proprietary information against us, we may seek licenses to this intellectual property. We may not, however, be able to obtain licenses on commercially reasonable terms, if at all. The failure to obtain the necessary licenses or other rights could prevent or limit our ability to develop our Web sites.

Our inability to incorporate content management software from a third party into our own Web sites and those of our clients could adversely effect our ability to develop content on our own Web sites and to expand our Web site design and development business.

     In July 1999, we acquired a license from Cortext Ltd., an Israeli software developer to content management software for use by us in maintaining content on our own online communities. We acquired a majority control of Cortext in February 2000. We also offer this software in the operation of the Web sites of our content partners and community-building clients. We cannot assure you that we will be able to successfully integrate this software into our own communities and the communities our CMS clients and to use the same as a platform for the integration of additional software elements for such communities. If we are unable to integrate the software into our own, and our clients' Web sites, our ability to manage content on our communities and to expand our Web site design and development business could be adversely affected.

     Our applications operate in complex network environments and directly and indirectly interact with a number of other hardware and software systems. We are unable to predict to what extent our business may be affected if our systems or the systems that operate in conjunction with our systems experience a material failure.

     Known or unknown errors or defects that affect the operation of our software and systems could result in delay or loss of revenue, interruption of services, cancellation of contracts and registrants, diversion of development resources, damage to our reputation, increased service and warranty costs, and litigation costs, any of which could adversely affect our business, financial condition and results of operations.

     One of the most likely worst-case scenarios for us is that access to our Web sites through the Internet would be limited or impossible due to a telecommunications problem beyond our control. In such a scenario, we would be dependent on third party telecommunications providers to remedy the problem.

         We are subject to risks related to our stock

Our stock price may be highly volatile, which could result in substantial losses to investors.

     The trading price of our common stock is likely to be highly volatile due to a variety of factors, including:

 . actual or anticipated variations in quarterly operating results and changes in financial estimates by securities analysts;

 . announcements of technological innovations;

 . new products or services offered by us or our competitors;

 . conditions or trends in the advertising or e-commerce market;

 . our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments (or the absence of the same);

 . additions or departures of key personnel; and

 . sales of common stock or the exercise of our outstanding options, warrants or unit purchase options.

   In addition, the Nasdaq SmallCap Market, where many publicly held Internet companies are traded, has recently experienced extreme price and volume fluctuations. These fluctuations are often unrelated or disproportionate to the operating performance of these companies. These broad market and Internet industry factors may materially adversely affect the market price of our common stock, warrants, and units regardless of our actual operating performance.

Your investment in our stock may become illiquid and you may lose your entire investment.

   Under the Nasdaq Stock Market Marketplace Rules, Nasdaq requires Nasdaq SmallCap Market issuers to comply with applicable requirements for continued listing on the Nasdaq SmallCap Market. Following the completion of our recent merger with VCI, Nasdaq initially denied, but subsequently approved, the listing if our stock and warrants. There is no assurance that we will continue to meet the continued listing requirements in the future.

   If our common stock is not quoted on the Nasdaq SmallCap Market or listed on another exchange, trading in our common stock would be covered by the Exchange Act's "penny stock" rules if our common stock is deemed a penny stock (as defined below). Under these rules, broker-dealers who recommend penny stocks to persons other than established customers and "accredited investors" must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from these rules if the market price is at least $5.00 per share.

   If our securities were to become subject to the regulations applicable to penny stocks, the market liquidity for these securities would be severely affected, limiting the ability of broker-dealers to sell these securities and your ability to sell our common stock in the public market.

Approximately 8,958,229 million, or 54.3%, of our total outstanding shares are restricted from immediate sale, but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is profitable.

   We have outstanding approximately 16,500,422 shares of common stock, based on shares outstanding as of April 10, 2000 and assuming (which assumptions shall apply to the entire discussion under this risk factor) no exercise of any of the outstanding options under our Incentive Stock Option Plans to purchase approximately 3,737,057 shares of Virtual Communities, Inc. common stock, outstanding warrants to purchase approximately 2,662,804 shares of VCI common stock, outstanding class A or class B warrants or unit purchase options to purchase approximately 5,620,000 shares of our common stock, or outstanding warrants to purchase 2,665,696 shares of our common stock issued in connection with our recent private placement of common stock in April 2000.

   Of the 16,500,422 outstanding shares, approximately 7,542,193 shares, or 45.7%, are freely tradable without restriction under the Securities Act.

   Of the remaining 8,958,229 shares outstanding, these shares will become available for resale in the public market as described below.

   Approximately 7,058,565 of these shares are subject to tiered lock-up agreements that our shareholders signed in connection with the merger in October 1999. These lock-up agreements generally prohibit the sale of these shares as follows:

Number of months after October 29, 1999        Sale permitted under lock-up agreement
---------------------------------------        --------------------------------------
 3-6 months..............                      25% of shares held at merger closing

 6-9 months..............                      50% of shares held at merger closing

 after 9 months..........                      100% of shares held at merger closing.

     In addition, the majority of the holders of warrants exercisable into approximately 1,794,335 shares of our common stock are subject to the tiered lock-up agreements described above. Notwithstanding the foregoing, we have the discretion to release any party to the lock-up agreements from the restrictions imposed on them under compelling circumstances.

     Upon the expiration or release in whole or in part of the restrictions imposed by the lock-up agreements described above, the persons party to those agreements will be able to sell their shares subject to the restrictions imposed by the federal securities laws. Such shares have previously been registered by the Company in connection with the merger in October 1999.

     Under the terms of the private placement financing agreements we completed in April 2000 we agreed to file two registration statements registering 518,700 restricted shares of common stock and 2,662,804 restricted shares underlying the warrants issued pursuant to the financing. At the same time, the Company intends to register 1,381,864 restricted shares and 315,570 shares underlying warrants issued to several entities through private placements of the Company's securities completed from December 1999 through February 2000. The holders of such restricted shares, warrants, and options have demand and "piggyback" registration rights with respect their securities in the Company. We intend on filing the first registration statement registering 2,360,000 shares in May 2000 and a second registration registering 2,000,000 shares in June 2000.

     In addition, in late April 2000, we plan to register our options that are exercisable into approximately 3,732,282 shares of our common stock issued under our stock option plans. This registration will permit these option holders to freely trade our common stock that they receive upon exercise of their options, and the restrictions imposed by the federal securities laws. Of these options, approximately 990,000 will have vested by May 1, 2000.

   In September 1999, we filed a Form S-8 registration statement under the Securities Act to register all shares of common stock issuable pursuant to outstanding options and all shares of common stock reserved for issuance under our 1996 Stock Option Plan. This registration statement became effective immediately upon filing, and shares covered by this registration statement therefore are eligible for sale in the public markets, subject to options becoming exercisable, the lock-up agreements described above and Rule 144 limitations applicable to affiliates. As of December 15, 1999 there were outstanding options to purchase up to 137,000 shares of common stock that will be eligible for sale in the public market subject to becoming exercisable and the expiration of the lockup agreements.

     As restrictions on resale end and/or registrations of restricted shares are effectuated to permit resales of the same, the market price could drop significantly if the holders of such restricted shares sell them or are perceived by the market as intending to sell them.

Anti-takeover provisions in our charter could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.

     Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock without the need for stockholder approval. The Board may also determine the economic and voting rights of this preferred stock. Issuance of preferred stock could impede or prevent transactions that would cause a change in control of our company. This might discourage bids for our common stock at a premium over the market price of our common stock and adversely affect the trading price of our common stock. We have no current plans to issue shares of preferred stock.

The forward-looking statements made in this prospectus might prove inaccurate, resulting in a material difference between such statements and our actual results.

     Some of the statements under "Summary," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this prospectus constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements following the merger to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

     Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this prospectus. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "thinks," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology.

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the company are included herein, commencing on page F-1 hereof.

ITEM 9

CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURES

The Company engaged the firm of Richard A. Eisner & Company, LLP to report upon its financial statements for fiscal year 1998. Prior to the Merger with the Company in October 1999, VCI engaged the firm of Arthur Andersen, LLP to report upon VCI's financial statements for fiscal year 1998. At the annual meeting in October 1999, the Company's stockholders ratified the appointment of Arthur Andersen, LLP as the Company's independent auditors effective upon the Merger which was a condition to VCI's obligation to consummate the Merger. Richard A. Eisner LLP resigned as the registrant's certifying accountant effective upon the ratified appointment date of Arthur Anderson, LLP.

Prior to the merger, the Company had decided to pursue a strategy of an investment in, or acquisition of, an existing company. The Company's independent auditors qualified their certifying report for the period for the year ending December 31, 1998 and for the period from July 20, 1994 through December 31, 1998, under an assumption that the Company would continue as a going concern. In such reports the Company was reported to have incurred substantial losses since inception and such losses were expected to continue during Company's development stage.

The Company did not have any disagreement with Richard A. Eisner LLP regarding any matter of accounting principles or practices, financial statement, disclosure or auditing scope or procedure which disagreement(s), if not resolved to the satisfaction of such accountants would have caused such firm to make reference in connection with its reports to the subject matter of the disagreement(s) or any "reportable events" as defined in Rule 304(a)(v) of Regulation S-K.

The Company requested that Richard A. Eisner LLP furnish it with a letter addressed to the Commission stating whether it agrees with the above statements. A copy of such letter, dated as of November 12, 1999, is filed as Exhibit 16.1 to the Company's Form 8- K dated October 29, 1999.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

(a)  The Company's executive officers and directors are as follows:

Avi Moskowitz ....................   35   Chairman of the Board, CEO and President
Michael Harwayne .................   30   Chief Operating Officer
Deborah Gaines ...................   45   Vice President, Editorial Services
Jack Rose ........................   36   General Counsel and Secretary
Robert J. Levenson ...............   68   Director
Fred S. Lafer ....................   71   Director
Jonathan W. Seybold...............   57   Director
Allan Dalfen .....................   55   Director
Peter A. Jacobs ..................   55   Director
David Morris .....................   30   Director

  Avi Moskowitz became Chairman of the Board, President and Chief Executive Officer of the Company upon the completion of the Company's merger with VCI in October 1999. Mr. Moskowitz founded VCI in August 1996 serving as Chairman, Chief Executive Officer and President until it merged with a subsidiary of the Company in October 1999. Mr. Moskowitz was also the founder of Virtual Communities Israel Ltd. and served as the entity's sole Director and Chief Executive Officer until May 1999. From 1994 until 1996, Mr. Moskowitz was a principal of NetMedia, Ltd., an Israel Internet service provider. From 1986 through 1994, Mr. Moskowitz was President of MedPlus Inc., a New York-based value-added reseller of healthcare software systems. Mr. Moskowitz attended Yeshiva College of Yeshiva University.

  Michael S. Harwayne became Vice President of Marketing and Business Development of the Company upon the completion of the Company's merger with VCI in October 1999. He joined VCI in March 1999 and became Chief Operating Officer of the Company in February 2000. From 1995 to 1999, Mr. Harwayne was employed by McKinsey & Company, Inc. where he was an Associate until 1997, and then an Engagement Manager. From 1991 to 1993, he held several positions at the International Data Group, including account representative and management associate to PC World magazine and circulation manager of Multimedia World. Mr. Harwayne received a Bachelor of Arts degree, magna cum laude, from Harvard College in 1991 and received his MBA at Harvard's Graduate School of Business in 1995.

  Deborah Gaines joined the Company as Editorial Director in November 1999 and became Vice President of Editorial Services in January 2000. Before joining VCI, Ms. Gaines served as Managing Editor for the Hearst magazine group at Women.com from 1998-99, spearheading the launch of new sites for Redbook and Good Housekeeping. From 1997-98, she was Managing Editor of iVillage: The Women's Network. She has also held editorial positions at Money magazine and Baby magazine, and written about travel for the New York Post, Ladies' Home Journal, Modern Bride and others. Ms. Gaines graduated from Yale University and has an M.A. in literature from Columbia University.

  Jack Rose joined the Company in April 2000 as General Counsel and Secretary. Prior thereto, from December 1996 to March 2000, Mr. Rose was Chief Executive Officer and Chief Technology Officer of ineighbors.com, a community based web site based in White Plains, New York and a member of Reynolds & Rose, P.C., a White Plains, New York law firm. From February 1993 to December 1996, Mr. Rose was an associate attorney with Clifford Chance Rogers & Wells, a New York City law firm, and from September 1990 to February 1993, an associate attorney with Weil, Gotschal & Manges, a New York City law firm. Mr. Rose received his Bachelor of Arts degree in Management Information System and Operations Management from State University of New York, Albany, in 1986, and a law degree from Hofstra University School of Law in May 1990. He is admitted to the New York and Connecticut State Bars.

  Jonathan W. Seybold has been a director of the Company since July 1994 and was Chairman of the Board until the completion of the merger with VCI in October

1999. Mr. Seybold was founder, Chairman and CEO of Seybold Seminars, Inc., a company which conducts large scale, technology-based trade shows and conferences and Seybold Publications, a company which publishes reports on publishing systems, desktop publishing and internet publishing applications. Both companies were acquired by Ziff-Davis in November, 1990. He was also co-founder and Chairman of Pretty Good Privacy, Inc. (PGP), a company which provides software for encryption of digital information. PGP was acquired by Network Associates, Inc. in December, 1997.

  Robert J. Levenson became a director of the Company upon the consummation of the merger in October 1999. Since 1992, he has been a Director of First Data Corp. ("FDC"), a NYSE company from May 1993 through March 2000 he was an Executive Vice President of FDC. Mr. Levenson is a managing member of Lenox Capital Group, LLC. He formerly served as Senior Executive Vice President, Chief Operating Officer, and Member of the Office of the President of Medco Containment Services, Inc., a provider of managed care prescription benefits. Mr. Levenson was a Director of Medco Containment Services, Inc. from October 1990 until December 1992. From 1985 until October 1990, Mr. Levenson was Group President and Director of ADP. Mr. Levenson is also a director of Vestcom International, Inc., Superior Telecom, Inc. and Emisphere Technologies, Inc.

  Fred S. Lafer become a director of the Company upon the completion of the merger in October 1999. From 1994 to the present, Mr. Lafer has been President of the Taub Foundation, a charitable foundation. Prior thereto, until 1996, Mr. Lafer was Senior Vice President and Secretary of Automatic Data Processing, Inc., a provider of employer, financial and data services. He is also a member of the Board of Vestcom International.

  Allan Dalfen has been a director of the Company since January 1995. Mr. Dalfen has served as President of Dalfen Corporation, an investment corporation. From October 1992 to December 1994, Mr. Dalfen served as President and Chief Executive Officer of Vestro Foods, Inc. and from 1979 to 1992, Mr. Dalfen served as President and Chief Executive Officer of Weider Health and Fitness. Mr. Dalfen is currently President, CEO and a Director of Dairy King Food Services, a Los Angeles-based food company.

  Peter A. Jacobs has been a director of the Company upon completion of the merger and was a director of VCI since April 1998. Since March 1998, he has been a director of Hillsdown Holdings PLC, a publicly traded U.K. food and furniture company, and he has also been Chairman of Hillsdown since March 1999. In December 1998, Mr. Jacobs became Chairman of Healthcall, Ltd., a doctor's deputizing service, and in November 1998, he became a director of Bank Leumi U.K. Since March 1998, Mr. Jacobs has been a director of Allied Domecque, Ltd., a U.K.-based food, beverage and spirits company. From May 1991 until August 1999, Mr. Jacobs was Chief Executive Officer of BUPA, the U.K.'s largest private health care provider and health insurer. Mr. Jacobs received a BSC in Mechanical Engineering in 1966 and a DMS in Management Studies in 1969 from Aspon University, Birmingham, England.

  David Morris became a director of the Company upon the completion of the merger and was a director of VCI since April 1998. Since May 1998, he has been a director of ENG Ltd., a U.K. IT support company which provides web hosting network management services. Since February 1998, he has been a director of Vanco Ltd., a provider of wide area management network systems. Since June 1997, Mr. Morris has been an employee of Monhouse Ltd., a U.K.-based management company and, since June 1998, he has been a director of Monhouse. He is also a director of Kerbybridge Properties, a property investment/development company, and a director of Voyeur Ltd. and PC Clothing, Ltd., two U.K.-based clothing companies since February 1998. From 1996 through 1997, Mr. Morris was an investment trusts specialist for Brewin Dolphin Ltd., a U.K. stock brokerage firm. From January 1995 to December 1995, Mr. Morris was employed by Net Media Ltd., an Israeli Internet service provider, that was partially owned by Mr. Moskowitz until December 1995. Mr. Morris received a Bachelor of Arts degree from University of Westminster, London in 1993.

Other Key Personnel

  Anthony Ruggiero, 41, joined the Company as Director of Advertising Sales and Marketing in October 1999. Prior thereto, in Spring 1999, Mr. Ruggiero was an On-Line Sales Manager for courant.com a division of Time Mirror Corporation and from 1997 through 1998 Sales Manager for Americast Division of SNET, a New Haven, Connecticut, company. From 1995 to 1997, he was a Sales Manager for TCI, a Berlin, Connecticut cable television and telecommunications company. Mr. Ruggerio received a Bachelors Degree in Finance and Management from Mercy College, Dobbs Ferry, New York in 1982.

  Yolanda Friedman, 35, joined the Company as Director of Business Development in July 1999. Prior thereto, Ms. Friedman was associated with McKinsey & Company, New York City, from September 1996 to June 1999, first as a Business Analyst and thereafter, as an Associate. From June 1995 to August 1995, she was employed as an Intern with Christie's Auction House, New York City. Ms. Friedman received a Bachelor of Arts degree in Art History from The Wharton School and the University of Pennsylvania in 1996.

     Arnold Roth became Chief Operating Officer of the Company's VCIL subsidiary in February 2000. Prior to joining VCIL, Mr. Roth served as Chief Executive Officer of Targetix Ltd., a Nes-Ziyona, Israel, Internet company from 1999 to February 2000. From 1995 to 1999, he was Chief Executive Officer of Clockwork Group, an Austin, Texas based subsidiary of the Formula Group, Herzliya, Israel. Prior thereto, he was

Chief Executive Officer of Pegasus Medical Inc., a Boston based medical company prior to its sale to HBOC Inc., and Chief Executive Officer of Acumen Systems Inc., an Israeli/US text-recognition company. From 1983 to 1988, Mr. Roth was a founder and managing director of Software Corporation of Australia Ltd., an Australian company listed on the Australian Stock Exchange. He was a partner in Roth Warren, a Melbourne law firm from its inception in 1978 until 1985. Mr. Roth received a Bachelors of Economics degree in 1973 and an LL.B. degree in 1974 from Monash University, Clayton, Australia. He is admitted to practice as a lawyer in Australia and Israel.

  David L. Kahn, 43, has been the Executive Vice President and General Counsel of the Company's VCIL subsidiary since October 1996. From 1990 to 1996, Mr. Kahn was associated with Corrine Davar Property Consultants, a Jerusalem real estate firm. Mr. Kahn received a Bachelors Degree in Political Science from Yeshiva University, New York in 1978 and a J.D. Degree from Benjamin N. Cardozo School of Law, New York in 1981.

  Ellen Cohl, 33, became the Controller of VCIL in August 1997 and Vice President -Finance in January 2000. From 1995 through 1997, she was a Senior Auditor with Luboshitz Kasierer & Co., the Israeli affiliate of Arthur Andersen & Co., the accountants for VCI, VCIL and VCIIP. During 1994, Mrs. Cohl was a Special Project Leader at Deloitte & Touche LLP, New York. From July 1992 through April 1994 she was a Senior Auditor with Bank Leumi Trust Company. Mrs. Cohl is a Certified Public Accountant and received a Bachelor of Science Degree from New York University in 1988, and a Masters Degree in Business Administration from Baruch College, The City University of New York in 1995.

All of the above directors hold office until the next annual meeting of the stockholders in June 2000 and until their successors have been duly elected and qualified. All of the above executive officers were elected by and serve at the direction of the Board of Directors of the Company. All of the officers serve at the discretion of the Board of Directors. There are no family relationships among any of the directors, executive officers or key personnel.

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

BOARD COMMITTEES

  The Board of Directors has a Compensation Committee, which makes recommendations to the Board concerning salaries and incentive compensation for officers and employees of the Company and may administer the Company's stock option plan. The members of the Compensation committee are Robert Levenson, Fred Lafer and Peter Jacobs. The Board of Directors also has an Audit Committee, which reviews the results, and scope of the audit and other accounting related matters. The members of the Audit Committee are David Morris and Allan Dalfen.

ITEM 11

EXECUTIVE COMPENSATION

Summary Compensation Table

Name and                Year    Salary      Bonus     Options      Other
principal position                                               Compensation
----------------------------------------------------------------------------
Compensation
------------

Avi Moskowitz            1999  $150,175(1)  $     0   748,150(3)  $34,901(2)
Chairman of the Board    1998  $104,950     $     0   439,682(4)  $17,900
President and CEO        1997
And Chairman

Gregory Zink             1998  $ 97,500
Former Acting CEO        1997  $ 40,000(5)

Steven Gumins (6)        1997  $ 68,750                           $50,000(8)
Former CEO

Deborah Griffin (7)      1997  $ 64,516                           $50,000(8)
COO

Theodore Lanes           1998  $ 86,250     $10,000
Former CFO               1997  $ 82,500


(1) Mr. Moskowitz's compensation for 1999 was received pursuant to two separate agreements, as follows: A. an employment agreement, effective as of January 1, 1998, between Mr. Moskowitz and Virtual Communities Israel Ltd. This employment agreement was terminated in May 1999. B. an employment agreement, effective as of June 1, 1999, between Mr. Moskowitz and Virtual Communities Inc.

(2) Includes: $5,000 in the form of the use of a company automobile and related expenses; $3,798 in the form of life insurance premium; $2,890 in the form of amounts paid by Virtual Communities Israel Ltd. for "Managers Insurance", a type of pension, insurance and severance fund commonly offered by Israeli employers; and $1,016 in the form of supplemental health insurance and holiday gifts. In 1999, Mr. Moskowitz received, in part for services rendered to Virtual Communities Israel Ltd. during 1999, $22,197 in the form of reimbursement for vacation time not taken since 1997.

(3) Represents 230,200 shares of common stock underlying options granted to Mr. Moskowitz in 1999.

(4) Represents 278,542 shares of common stock underlying options granted to Mr. Moskowitz in 1997, and 161,140 shares of common stock underlying warrants issued, to Mr. Moskowitz in 1998.

(5) Amounts paid for consulting services.

(6) In December, 1996, the Company entered into a three-year employment agreement with Mr. Gumins. The agreement provided for a base annual salary of $150,000 and bonuses at the discretion of the Board. Mr. Gumins resigned as Chief Executive Officer in May, 1997.

(7) In December, 1996, the Company entered into a three-year employment agreement with Ms. Griffin. The agreement provided for a base annual salary of $150,000 and bonuses at the discretion of the Board. Ms. Griffin resigned as Chief Operating Officer in May 1997.

(8)  Represents severance payment.

Option Grants

  The following table provides information regarding warrants issued during the year ended December 31, 1999 to officers of the Company. Virtual Communities, Inc. has never granted stock appreciation rights.


                                Option Grants in Last Fiscal Year Individual Grants
                        ----------------------------------------------------------------
                                          Percent of Total
                                         Options Granted to
                                              Employees
                            Number of    (net of forfeitures)
                           Securities         in Fiscal       Exercise or Base
                           Underlying         Year Ended      Price Per Share Expiration
Name                     Options Granted  December 31, 1999   ($/Share)         Date
----                     --------------- -------------------- ---------------- ----------
Avi Moskowitz.......     230,200(1)         13.1%(2)            $2.10       June 30, 2004

Michael Harwayne         115,100(3)          6.5%(4)            $0.81       March 2, 2004
                          50,000(5)          2.8%(6)            $3.62       Nov. 10, 2004

Deborah Gaines            86,325(7)          4.9%(8)            $2.10       Oct. 25, 2004

(1) These options were issued in consideration of Mr. Moskowitz's agreement to relocate to New York in June 1999 pursuant to the Company's employment agreement with Mr. Moskowitz.

(2) Based on an aggregate of 1,757,428 options and warrants issued (net of forfeitures) to employees in the year ended December 31, 1999, including options issued to Mr. Moskowitz.

(3) These options were issued under the Company's 1999 ISOP upon Mr. Harwayne's joining the Company in March 1999. A third of these options vest over a three-year period commencing on the first anniversary of the date of their grant.

(4) Based on an aggregate of 1,757,428 options and warrants issued (net of forfeitures) to employees in the year ended December 31, 1999, including options issued to Mr. Harwayne.

(5) These options were awarded based on Mr. Harwayne's performance in accordance with his employment agreement with the Company.

(6) Based on an aggregate of 1,757,428 options and warrants issued (net of forfeitures) to employees in the year ended December 31, 1999, including options issued to Mr. Harwayne.

(7) These options were issued under the Company's 1999 ISOP upon Ms. Gaines' joining the Company in October 1999. A third of these options vest over a three-year period commencing on the first anniversary of the date of their grant.

(8) Based on an aggregate of 1,757,428 options issued (net of forfeitures) to employees in the year ended December 31, 1999, including options issued to Ms. Gaines.



Fiscal Year End Option Values

  The following table provides information concerning unexercised options held by officers as of December 31, 1999. None of the officers exercised any options during the year ended December 31, 1999.


                      Aggregated Option Exercises in Last Fiscal
                        Year and Fiscal Year-End Option Values
             ----------------------------------------------------------------

                    Number of Securities                  Value of Unexercised
                   Underlying Unexercised                 In-the-Money Options
                 Options at Fiscal Year End               at Fiscal Year End(1)
                 ---------------------------------      -------------------------
Name             Exercisable        Unexercisable       Exercisable Unexercisable
----             -------------      --------------      ----------- -------------
Avi Moskowitz..   185,676  (2)       323,066   (2)      $603,447    $1,049,964
                  161,140  (3)           0     (3)      $523,705        0
                   23,018  (4)        11,512   (4)       $74,808       $37,414

Michael Harwayne     0     (5)       165,100   (5)         0          $536,575

Deborah Gaines       0     (6)        86,325   (6)         0          $280,506
--------

(1) Assumes a market price for the Common Stock of the Company at December 3l, 1999 of $3.25 per share.

(2) Represents 508,742 shares of the Company's Common Stock underlying options held by Mr. Moskowitz as of December 31, 1999. 278,542 options are exercisable at $.40 per share and 230,200 options are exercisable at $2.10 per share.

(3) Represents 161,140 shares of the Company's Common Stock underlying warrants held by Mr. Moskowitz as of December 31, 1999. 115,100 warrants are exercisable at $1.00 per share and 46,040 warrants are exercisable at $.65 per share.

(4) Represents 34,530 shares of the Company's Common Stock underlying options held by Helen Moskowitz, wife of Avi Moskowitz, as of December 31, 1999. The options are exercisable at $.65 per share.

(5) Represents 165,100 shares of the Company's Common Stock underlying options held by Mr. Harwayne as of December 31, 1999. 115,100 options are exercisable at $.81 per share and 50,000 options are exercisable at $3.62 per share.

(6) Represents 86,325 shares of the Company's Common Stock underlying options held by Ms. Gaines' as of December 31, 1999. All the options are exercisable at $2.10 per share.


DIRECTORS COMPENSATION

     None of our directors receive cash compensation, however, directors receive expense reimbursement for services provided as a director, including attendance at meetings of the Board of Directors or at meetings of committees of the Board of Directors of which they are members. David Morris was reimbursed by the Company for travel and lodging in the amounts of $6,626 in 1999.

     Directors are entitled to receive options pursuant to the Company's Stock Option Plans.

     In February 1997, we entered into a consulting agreement with Mr. Seybold, the Company's former Chairman and a current director, pursuant to which he received five-year options to purchase 6,000 shares of common stock. All of such options are exercisable at $5.00 per share commencing one year from the date of grant. Under the same consulting agreement, Mr. Seybold received 10,000 five-year options exercisable at the market price at February 11, 1998 ($2.25), for remaining Chairman of the Board for 1998.

     In February 1997, we also granted options to purchase 1,000 shares of our common stock at an exercise price equal to the fair market price of our common stock on the date of the grant ($5.00) to each of William Blase, M. Caroline Martin, Allan Dalfen, Brian Wasserman, Kenneth W. Krugler and Gregory L. Zink, who was also President of the Company from inception in 1994 until the Company's merger with VCI in October 1999. Such options are exercisable until October 29, 2001. As of March 31, 2000, Mr. Blase had exercised 8,000 options.

     In April 1998, we granted options to purchase 10,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of the grant ($.875) to each of William Blase, M. Caroline Martin, Allan Dalfen, Brian Wasserman and Kenneth W. Krugler. Such directors each vested a total of 6,000 of their options prior to the Company's merger with VCI in October 1999. Such options are exercisable until October 29, 2001. On such date, we also granted options to purchase 10,000 shares of our Common Stock at an exercise price equal to the fair market value of our common stock on the date of the grant ($.875) to Theodore Lanes, who served as our Chief Financial Officer until the Company's merger with VCI in October 1999. Such options are exercisable until October 29, 2001.

     In April 1999, we also granted options to purchase 22,500 shares of our common stock to each of Messrs. Lanes and Zink at an exercise price equal to the fair market value of our common stock on the date of the grant ($1.00) in consideration for their services to the Company from April 1, 1999 through June 30, 1999. Such options are all exercisable until October 29, 2001. As of March 31, 2000, Mr. Lanes had exercised all of his options. In April 1999, the Company also issued options to purchase 2,000 shares of our common stock at $1.50 per share to each of William Blase, M. Caroline Martin, Allan

Dalfen, Brian Wasserman and Kenneth W. Krugler, former directors of the Company. Such options are exercisable until October 29, 2001.

     On September 10, 1999, Mr. Zink was granted options to purchase 30,000 shares of our common stock at $4.3125 per share as compensation for services from July 31, 1999 through the consummation of the merger on October 29,1999.

     In January 1998, Virtual Communities, Inc. granted to each of David Morris, Sonja Simon and Peter A. Jacobs options to purchase 57,550 shares of our common stock pursuant to the 1998 Stock Option Plan, exercisable at a price equal to $0.65 per share. These options vest in equal amounts over three years.

     In September 1999, David Morris was granted an additional option to purchase 57,550 shares of our common stock pursuant to the 1999 Stock Option Plan in consideration for financial consulting services provided to Virtual Communities, Inc. since 1997.

     In September 1999, Avi Moskowitz was granted an additional five-year option to acquire 230,200 shares at $2.10 per share in consideration for his relocation to New York.

     In November 1999, the Company granted five-year options which vest over a three- year period into 50,000 shares of our common stock to each of Jonathan Seybold and Alan Dalfen, members of the Board prior to the merger with VCI in October 1999, and Robert Levenson and Fred Lafer, two newly elected members of the Board. The options are exercisable at a price of $3.69 per share.

EMPLOYMENT AGREEMENTS

In June 1999, Virtual Communities, Inc. entered into an employment agreement with Avi Moskowitz, our President and Chief Executive Officer. The agreement is for an initial three-year term, which will extend automatically unless either party gives written notice at least 90 days prior to the end of the initial term. If the agreement is automatically renewed, it will continue until terminated by either party pursuant to the agreement. Mr. Moskowitz receives an annual base salary of $182,700 (subject to change at the discretion of the Board of Directors), and will be eligible to receive annual bonuses as may from time-to-time be awarded by the Board of Directors. The agreement entitles Mr. Moskowitz to incentive stock options to purchase 230,200 shares of our common stock, which options vest over three years and are subject to the 1999 Stock Incentive Plan and a related option agreement, and provides that Mr. Moskowitz is eligible for such other options as may be granted by the Board of Directors.

Mr. Moskowitz is also entitled to other benefits including the use of an automobile and life insurance, and is entitled to participate in benefit plans that may be established by us. During the term of his employment and for one year thereafter, Mr. Moskowitz is prohibited from engaging in any business competitive with us. The agreement also imposes confidentiality and assignment of work product obligations on Mr. Moskowitz. In the event the agreement is terminated due to Mr. Moskowitz's death, for 6 months following his death we are obligated to pay the premiums for any continuation coverage for Mr. Moskowitz's immediate family pursuant to the Consolidated Omnibus Budget Reconciliation Act ("COBRA"). In the event the agreement is terminated because Mr. Moskowitz becomes permanently disabled, for 6 months following such termination we are obligated to pay the premiums for any continuation coverage for Mr. Moskowitz and his immediate family pursuant to COBRA. At any point during the term of the agreement, we are able to terminate Mr. Moskowitz "without cause" (as defined in the agreement) upon 12 months notice, provided Mr. Moskowitz receives his compensation during the notice period. At any point during the term of the agreement, Mr. Moskowitz is able to terminate the agreement for "good reason" (as defined in the agreement), and we will be obligated to pay Mr. Moskowitz's compensation as if Mr. Moskowitz had been terminated by us without cause.

     Pursuant to a separate arrangement, Virtual Communities, Inc. reimbursed Mr. Moskowitz for $10,000 of the expenses he incurred in moving his family from Israel to the New York City area.

     In February 1999, the Company entered into an employment agreement with Michael Harwayne to serve as the Company's Vice President of Business Development and Marketing. In February 2000, he was appointed Chief Operating Officer. Pursuant to the terms of the agreement, Mr. Harwayne received a salary of $90,000 per annum for the first four months of the term which amount increased to $125,000 per annum thereafter. Mr. Harwayne was also granted an option to acquire up to 100,000 shares of Common Stock of Virtual Communities, Inc. under the Company's Incentive Stock Option Plan at the fair market value of the shares at the date of grant for an exercise price of $.81 per share. One third of such shares vest on each of the first three anniversaries of the date of Mr. Harwayne's employment. Subject to approval by the Company's Board of Directors, Mr. Harwayne was also entitled to acquire options exercisable into an additional 100,000 shares of Common Stock at an exercise price equal to the then fair market value of the Common Stock of the Company on the date of grant of the option in the event he reaches certain performance targets as determined by the Company. 50,000 of such options were granted to Mr. Harwayne in November 1999 and the remaining 50,000 options were granted by the Company in February 2000 when he was promoted to Chief Operating Officer of the Company. Either party may terminate the Employment Agreement for any reason or without cause, provided that Mr. Harwayne provides notice in writing no less than sixty (60) days prior to the effective date of such termination or the Company submits to him notice in writing no less than ninety (90) days prior to the effective date of such termination. The agreement contains confidentiality provisions and Mr. Harwayne has undertaken that he will not engage in a competing business anywhere in the world during the term and for a period of twelve (12) months thereafter.

     In October 1999, the Company entered into an employment agreement with Deborah Gaines to serve as the Company's Editorial Director. In January 2000, Ms Gaines was promoted to Vice President of Content Services. Pursuant to the terms of the agreement, Ms. Gaines received a salary of $90,000 per annum for the first four months of the term which amount increased to $95,000 per annum thereafter. Upon her appointment as a Vice President, Ms. Gaines' salary increased to $125,000 per annum. Ms. Gaines was also granted an option to acquire up to 75,000 shares of Common Stock of Virtual Communities, Inc. under the Company's Incentive Stock Option Plan at the fair market value of the shares at the date of grant for an exercise price of $2.10 per share. One third of such shares vest on each of the first three anniversaries of the date of Ms. Gaines' employment. Either party may terminate the Employment Agreement for any reason or without cause, provided that Ms. Gaines on notice in writing no less than sixty (60) days prior to the date of such termination. Ms. Gaines' agreement contains confidentiality provisions and she has undertaken that she will not, directly or indirectly, on her own behalf or in the service or on behalf of others, engage in or be involved in any competing business anywhere in the world during the term and for a period of twelve (12) months thereafter.

STOCK OPTION PLANS

In connection with the signing of the merger agreement, substantially all of the option holders of the Company signed agreements not to dispose of their securities for a period of 180 days after the consummation of the merger. In connection with the merger, our board of directors and stockholders approved a new 1999 stock incentive plan.

Prior to the merger, VCI had adopted a 1997 Stock Option Plan, 1998 Stock Option Plan and 1999 Stock Option Plan (the "VCI Plans"). The Company assumed the VCI Plans, and all outstanding options under them, and the compensation committee of our Board is the administrator of the VCI Plans as well as the Company's original plan.

Each plan has terms substantially similar to the other. The purpose of each plan is to provide an incentive to employees, directors and consultants of our company and our subsidiaries, and to offer additional inducement in obtaining the services of such persons. The VCI Board of Directors adopted the 1997, 1998, and 1999 plans on May 20, 1997, December 13, 1998, and April 28, 1999, respectively. The shareholders of VCI approved the 1997 plan on May 20, 1997, and the 1998 and 1999 plans in September 1999.

Each plan provides for the grant of both incentive stock options and non-qualified stock options. The 1997 and 1998 plans limit the number of shares of common stock subject to options granted under the plan to any one employee during any one calendar year to 250,000. The 1999 plan originally set this limit at 100,000, but was amended and restated to increase this limit to 300,000 shares.

VCI reserved 726,000 shares (835,626 post merger shares) of common stock for issuance under the 1997 plan. As of March 31, 2000, options for all 835,626 shares were granted and outstanding, and 35,000 options had been exercised. With respect to the 1998 plan, 524,000 shares (603,124 post merger shares) were reserved for issuance. As of March 31, 2000, options for all 524,000 shares were granted and outstanding, and no options had been exercised. With respect to the 1999 plan, 500,000 shares were originally reserved for issuance. The amended and restated 1999 plan increased the number of shares reserved for issuance by 500,000 for a total of 1,000,000 shares (1,151,000 post merger shares). As of March 31, 2000, options for 847,117 shares were granted and outstanding
(975,031 post shares), options for 152,883 shares (175,968 post merger shares) were available for grant, and 38,328 options had been exercised.

In addition, at our Annual Meeting held in October 1999, our shareholders approved a 1999 Incentive Stock Option Plan and reserved for issuance 1,000,000 shares under the Plan. Due to significant hiring of employees by the Company and the Company's use of incentive options to attract qualified personnel during Q4 1999 and Q1 2000, the Company's Board of Directors increased the number of shares reserved for issuance under our 1999 Plan by 500,000 for a total of 1,500,000 shares. As of March 31, 2000, options for 1,318,500 shares were granted and outstanding under the plan, options for 181,500 shares were available for grant and no options had been exercised.

The total number of shares exercisable from options granted under all the plans is 3,658,954 shares. As of March 31, 2000, options totaling 731,630 shares have vested.

Each plan is administered by a Board committee thereof subject to the provisions of each plan, the plan administrator has the authority to determine which eligible persons shall receive grants, the time of grant, the type of grant and the number of shares underlying the options, the term of the options, the vesting schedule and other option terms.

The exercise price for options granted under the plans is to be determined by the plan administrator. However, the exercise price of all incentive stock options must be at least equal to the fair market value of the underlying shares on the date of grant. With respect to any optionee who owns capital stock possessing more than 10% of the voting power of all classes of stock, the exercise price of any incentive stock option must be not less than 110% of the fair market value of the underlying shares on the date of grant. Each plan provides for cashless exercise.

The plan administrator establishes the term of each option granted pursuant to the plans. The maximum term, however, for incentive stock options is ten years. With respect to any incentive stock option granted to an optionee who owns capital stock possessing more than 10% of the voting power of all classes of stock, the maximum term is five years. Options are subject to earlier termination as provided in the plans.

Options are exercisable at such times and in such installments as the plan administrator provides in the terms of the individual option agreement. Subject to the terms of the plans, an optionee shall not have the rights of a shareholder until the date of issuance of a stock certificate to the optionee for the shares underlying the exercised option.

Except as provided in the individual option agreement, any optionee whose relationship with us has terminated for any reason other than death or disability may exercise his or her options (if otherwise exercisable) for 3 months following the date of termination if the employee optionee has resigned, or for one year following the date of termination if the employee optionee is terminated by us, or the optionee is our director or consultant. If, however, such relationship is terminated by us for cause or without our consent, the optionee's options terminate immediately. With respect to non-employee directors, except as provided in the individual option agreement, a non-employee director optionee whose directorship with us has terminated for any reason other than death or disability may exercise his or her options (if otherwise exercisable) for three months following the date of termination. If such directorship is terminated for cause, the options terminate immediately.

The plans also provide that in the event of the death or disability of an optionee, such optionee (or the optionee's representative) is entitled, under the appropriate circumstances, to exercise their options (if otherwise exercisable) for up to one year from the date of death or termination due to disability.

In the event of a stock dividend, recapitalization, certain mergers, split-up, combination or exchange of shares or similar corporate event which results in a change in the number or kind of our shares of common stock, the aggregate number and kind of shares subject to options under the plans and the related exercise price shall be adjusted accordingly. In the event of "corporate transactions" or a "change in control" (as defined in the plans), or upon our dissolution, an optionee's vesting rights under the plans are accelerated.

With respect to the 1997, 1998 and 1999 plans, no option may be granted after May 31, 2007, December 31, 2001 and December 31, 2001, respectively. Each plan may be terminated or amended by the Board of Directors generally without shareholder approval. However, shareholder approval is required for certain types of amendments as provided in the plans. No termination or amendment of the plans may be made that adversely affects the rights of an existing option holder, without such person's consent. Options granted under the plans may not be transferred other than by will or pursuant to the laws of descent and distribution.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth certain information as of April 10, 2000, regarding the ownership of Common Stock by (i) each person known by the Company to own beneficially more than 5% of each class of outstanding Common Stock, (ii)

  Name and Address of Beneficial        Number of Shares Beneficially     Percentage of Shares Beneficially
              Owner(2)                              Owned                              Owned(1)
              --------                              -----                              --------
Avi Moskowitz(3)                                    609,693                               3.69%

Peter A. Jacobs(4)                                  205,989                               1.24%

David Morris(5)                                      97,249                                .58%

Michael Harwayne (6)                                 38,366                                .23%

Robert J. Levenson (7)                               54,809                                .33%

Jonathan Seybold(8)                                 157,464                                .95%

Allan Dalfen(9)                                       9,000                                .05%

Fred Lafer(10)                                       54,809                                .33%

Paul and Hannah Lindenblatt(11)                     830,446                               5.03%

Roth Trust(12)                                    1,981,446                              12.01%

Net Results Holdings, LLC(13)                     1,347,687                               8.16%

Grato Holdings (14)                                 798,553                               4.84%

All Directors and Executive Officers              1,227,379                                7.4%

---------------

(1) Percentage of the Company's common stock shares beneficially owned is based upon 16,500,422 shares of common stock outstanding as of April 10, 2000. Such number of shares does not include 12,019,861 shares issuable upon the exercise of warrants and options currently outstanding.

(2) Except as otherwise provided, the address for all beneficial owners is c/o Virtual Communities, Inc., 589 Eighth Avenue, New York, NY 10018. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the beneficial owners have sole voting and investment power with respect to all shares of VCI common stock set forth opposite their names.

(3) Includes options exercisable for 301,559 shares of our common stock exercisable within 60 days after April 10, 2000, including 23,017 options held by Helen Moskowitz, wife of Avi Moskowitz. Also includes warrants exercisable for 161,140 shares of common stock exercisable within 60 days after April 10, 2000. Does not include 1,981,446 shares of our common stock held by the Roth Trust, of which Mr. Moskowitz is a potential beneficiary. Mr. Moskowitz disclaims beneficial ownership of these shares.

(4) Includes options exercisable for 38,362 shares of our common stock and warrants exercisable for 3,270 shares of common stock exercisable within 60 days after April 10, 2000. Does not include options exercisable into 69,164 shares not exercisable withhin 60 days of April 10, 2000.

(5) Includes options exercisable for 38,362 shares of our common stock exercisable within 60 days after April 10, 2000. Also includes warrants exercisable for 58,921 shares of our common stock exercisable within 60 days after April 10, 2000. Does not include options exercisable into 69,164 shares not exercisable withhin 60 days of April 10, 2000. Does not include 775,886 shares of our common stock held by Grato Holdings Limited, which holds the shares on behalf of Ramp Trustees Limited, trustees of a trust of which Mr. Morris is a potential beneficiary. Also does not include 286,280 shares of our common stock held by Business Systems Consultants Ltd., which is controlled by a trust of which Mr. Morris is a potential beneficiary. Also does not include warrants exercisable for 22,667 shares of our common stock exercisable within 60 days after April 10, 2000, held by Grato Holding Limited, which is controlled by a trust of which Mr. Morris is a potential beneficiary. Also does not include warrants exercisable for 445,913 shares of common stock exercisable within 60 days after April 10, 2000, held by Business Systems Consultants Ltd., which is controlled by a trust of which Mr. Morris is a potential beneficiary. Mr. Morris disclaims beneficial ownership of our common stock held by Grato Holdings Limited and Business Systems Consultants Ltd., and the warrants to purchase shares of our common stock held by Grato Holdings Limited and Business Systems Consultants Ltd. The address for Business Systems Consultants Ltd. is 31-33 Le Pollet Street, Peterport, Guernsey, Channel Islands GY1 4JG.

(6) Does not include options exercisable into 176,734 additional shares of our common stock held by Mr. Harwayne not exercisable prior to June 10, 2000.

(7) Does not include options exercisable into 50,000 shares of common stock granted in November 1999 not exercisable within 60 days of April 10, 2000.

(8) Includes 70,732 shares held by the Seybold Family Trust immediately exercisable warrants to purchase an additional 70,732 shares and options to purchase 16,000 shares of our common stock. Mr. Seybold is a trustee of such Trust, the beneficiaries of which are his wife and his children. Does not include options exercisable into 50,000 shares of common stock granted in November 1999 not exercisable withhin 60 days of April 10, 2000. The address of such trust is P.O. Box 1315 East Sound, Washington 98245. The address of Mr. Seybold is c/o Virtual Communities, Inc., 589 8th Avenue, New York, New York 10018.

(9) Includes options to purchase 9,000 shares of our common stock. Does not include options exercisable into 50,000 shares of common stock granted in November 1999 not exercisable withhin 60 days of April 10, 2000.

(10) Does not include options exercisable into 50,000 shares of common stock granted in November 1999 not exercisable withhin 60 days of April 10, 2000.

(11) Sister and brother-in-law of Mr. Moskowitz. Mr. Moskowitz disclaims beneficial ownership of these shares.

(12) The address of the Roth Trust is c/o Line Holdings Ltd., 57-63 Line Wall Road, Gibraltar. Line Holdings Ltd. holds these shares as trustee of the Roth Trust. Avi Moskowitz, President and Chief Executive Officer of the Company is a potential beneficiary of the Roth Trust. Mr. Moskowitz disclaims beneficial ownership of these shares. Potential beneficiaries thereof currently have no voting power nor the power to direct the vote of such shares nor any investment power, including the power to dispose or direct the disposition of the shares that are held by the trusts. Potential beneficiaries of the trust do not have the foreseeable right within 60 days to acquire ownership, voting power and/or investment power over such securities.

(13) Includes warrants exercisable into 72,563 shares of Common Stock held by an affiliate of Net Results Holdings, LLC ("NRH") exercisable within 60 days after April 10, 2000. Does not include 133,582 shares of Common Stock held by Harry Fox, the Chairman and CEO of NRH who is a former director of VCI, nor options currently exercisable into 19,181 shares of Common Stock exercisable within 60 days after April 10, 2000 which were granted to Mr. Fox in connection with his service as a VCI director. Also does not include 264,848 shares of Common Stock transferred by NRH in March 2000 to certain officers, directors and employees of NRH. The address of NRH is 151 West 25th Street, New York, New York 10001.

(14) Shares are held by Grato Holdings Limited on behalf of Ramp Trustees Limited, trustees of a trust of which Mr. Morris is a potential beneficiary. Potential beneficiaries thereof currently have no voting power nor the power to direct the vote of such shares nor any investment power, including the power to dispose or direct the disposition of the shares that are held by the trusts. Potential beneficiaries of the trust do not have the foreseeable right within 60 days to acquire ownership, voting power and/or investment power over such securities. Includes warrants exercisable for 22,667 shares of Common Stock exercisable within 60 days after April 10, 2000. The address for Grato Holdings is 57-63 Line Wall Road, Gibraltar. Grato disclaims beneficial ownership of all such shares that it holds on behalf of the trust.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 1996, Virtual Communities Israel, Ltd. ("VCIL"), a subsidiary of the Company, purchased equipment, intellectual property rights and contractual rights from Avi Moskowitz, our President, Chief Executive Officer and Chairman, and his wife, Helen Moskowitz, in return for an obligation to pay $100,000. In June 1997, VCIL sold these assets to VCI, and we assumed the payment obligation. In December 1998, VCI permitted the Moskowitzes to convert $60,000 of this obligation into shares of VCI's common stock at a rate of $.47 per share. VCI paid the remaining $40,000 to the Moskowitzes in the form of cash and by barter between May 1998 and January 1999.

In June, 1998, Mr. Moskowitz received a warrant exercisable until June 30, 2001 into 115,100 shares of our common stock at an exercise price of $1.00 per share in connection with his agreement to guarantee bank lines of credit for VCIL in the amount of $130,000 during 1997 and 1998. In December 1998, Mr. Moskowitz received a warrant exercisable until December 31, 2001 into 46,040 shares of our common stock at $.65 per share in consideration for the deferral of a portion of his salary from July through November 1998 and a reduction in his salary from December 1998 through February 1999.

In April 1997, Virtual Communities, Inc. borrowed $100,000 from Business Systems Consultants ("BSC"), an entity that is affiliated with the family of David Morris, a Virtual Communities, Inc. director. In December 1998, Virtual Communities, Inc. permitted BSC to convert the principal and accrued interest of $16,900 into 286,280 shares of Virtual Communities, Inc. common stock at a rate of $.47 per share. While the original conversion rate on the loan was $.60 per share, Virtual Communities, Inc. lowered the conversion rate as an incentive to BSC to convert the loan. In consideration of the BSC loan, Virtual Communities, Inc. also issued to BSC three two-year warrants, each expiring December 31, 2000, to acquire a total of 220,992 shares of Virtual Communities, Inc. common stock at exercise prices ranging from $.30 to $.65 per share. In June 1997, Virtual Communities, Inc. issued BSC a two-year warrant, expiring December 31, 2000, to acquire 4,834 shares of Virtual Communities, Inc. common stock at an exercise price of $.60 per share. This warrant was issued in consideration of a 30-day loan to Virtual Communities, Inc. from BSC in the amount of $50,000, which Virtual Communities, Inc. repaid in July 1997. In September 1999, David Morris was issued two three-year warrants to acquire up to 243,902 shares of common stock at an exercise price of $2.10 per share in consideration of his father's guarantee of a $500,000 line of credit to Virtual Communities, Inc. Subsequently, in October 1999, Mr. Morris transferred 219,511 of these warrants to BSC in consideration for BSC's agreement to cover the guarantee by Mr. Morris' father.

In August and September 1999, VCIL increased its line of credit from Israel General Bank by $500,000 to $560,000. The additional amount of the line is secured by a guarantee from Conrad Morris, the father of David Morris, a director of the Company. In consideration for providing the guarantee, Virtual Communities, Inc. issued to David Morris two three-year warrants exercisable into a total of 243,902 shares of common stock at an exercise price of $2.10 per share. One warrant, for the purchase of 90,435 shares vests quarterly so that 22,609 shares vest for each quarter the guarantee remains in effect. The other warrant, exercisable into 153,466 shares, vests on a semi-annual basis so that a minimum of 76,733 shares are exercisable for every half-year that the guarantee remains in effect. Virtual Communities, Inc. also agreed to pay Conrad Morris a fee equal to two and one quarter percent (2.25%) of the amount of the line as further consideration for his guarantee. In October 1999, Mr. Morris transferred 219,511 of the 243,902 warrants to Business Systems Consultants in consideration for its agreement to back the guarantee of Conrad Morris.

In June 1998, Mr. Morris received a warrant exercisable until June 30, 2001 into 34,530 shares of our common stock at an exercise price of $1.00 per share in connection with his agreement to guarantee a bank line of credit for VCIL in the amount of $60,000 during 1997 and 1998.

In June 1997, Peter A. Jacobs, a Director of the Company, loaned VCI $50,000. In January 1998, Mr. Jacobs converted this loan into 95,916 shares of VCI common stock at a rate of $.60 per share. In February 1998, Mr. Jacobs loaned VCI an additional $2,706, which amount was converted in December 1998 into 7,207 shares of VCI common stock at the rate of $.47 per share. At the time of the loan, Mr. Jacobs received a warrant exercisable into 3,270 shares of our common stock at an exercise price of $.66 per share until October 31, 2000. In December 1998, Mr. Jacobs also purchased 61,233 shares of common stock from VCI for $25,000, or $.47 per share.

In 1996 and 1997, Net Results Holdings, LLC ("NRH") loaned to Virtual Communities Israel, Ltd., on an interest-free basis, an aggregate of $250,000. Harry Fox, a former director of VCI, is a 33.6% shareholder of NRH and its Chief Executive Officer. In August 1998, VCI permitted NRH to convert the loan into 1,673,554 shares of Virtual Communities, Inc. common stock at a rate of approximately $.17 per share. NRH and certain officers and directors of NRH own approximately 10.1% of our outstanding capital stock.

During 1997 and 1998, Virtual Communities Israel, Ltd. ("VCIL") rented approximately 2,500 square feet of office space and obtained administrative services from Versaware, Ltd., an Israeli subsidiary of Versaware Technologies, Inc. ("Versaware"). Harry Fox, a former director of VCI prior to its merger with the Company in October 1999, is the Chairman and Chief Executive Officer, and a 31% shareholder, of Versaware. VCIL paid Versaware, Ltd. $97,000 in 1997, and $129,000 in 1998 for this space and these services. With respect to the Versaware arrangement:

In February 1998, VCI issued to Versaware, Ltd., a two-year warrant, expiring February 15, 2000, subsequently extended to October 2000, to purchase 16,306 shares of common stock at an exercise price of $.66. This warrant was issued in consideration of Versaware, Ltd.'s agreement to provide VCIL a 90-day extension for the payment of approximately $47,000 due to Versaware, Ltd. through May 15, 1998.

In August 1998, VCI issued to Versaware, Ltd. a two-year warrant, expiring August 24, 2000, to purchase 15,375 shares of common stock at an exercise price of $.66 in consideration of Versaware, Ltd.'s agreement to give VCIL a 100-day extension for the payment of approximately $75,119 due to Versaware, Ltd. through August 24, 1998.

In December 1998, VCI issued to Versaware, Ltd. a two-year warrant, expiring December 31, 2000, to purchase 40,882 shares of common stock at an exercise price of $.66 in consideration of Versaware, Ltd.'s agreement to give VCIL a 125-day extension for the payment of approximately $115,000 due to Versaware, Ltd. through from September through December 1998.

In addition, during 1997 and 1998, Virtual Communities, Inc. sublet office space and obtained office services from NRH. Harry Fox, a former director of Virtual Communities, Inc., is a 33.6% shareholder of NRH and our Chief Executive Officer and a director. Pursuant to this arrangement, VCI paid NRH $9,000 during 1997, and $19,000 during 1998. As of July 1999, VCI ceased subletting office space from NRH.

In February 1998, VCI borrowed $50,000 from George Moskowitz, the brother of Avi Moskowitz, our President, Chief Executive Officer and Chairman. This convertible loan bore interest at the rate of 10% per annum. In consideration for the loan and for a 5-month extension of the maturity date, VCI issued to George Moskowitz a two-year warrant, expiring February 2000, which expiration date was later extended to October 2000, to purchase 61,233 shares of common stock at an exercise price of $.66 per share. Mr. Moskowitz exercised a portion of the warrant exercisable into 37,878 shares in March 2000. The loan, and interest thereon, was repaid by the VCI in January 1999. In August 1998, George Moskowitz loaned VCI an additional $50,000. This loan bore interest at the rate of 12% per annum and was due in September 1998. In consideration for this loan, VCI provided George Moskowitz with $4,200 of goods and services available to VCI through barter arrangements with our customers and agreed to issue George Moskowitz 11,510 shares of common stock for each 30-day period the loan remained outstanding following the maturity date. In December 1998, VCI issued to George Moskowitz 41,955 shares of common stock in consideration of his agreement to extend the loan through December 1998. In addition, in December 1998, Mr. Moskowitz converted the principal and accrued interest on the loan into 128,202 shares of common stock at the rate of $.47 per share.

In connection with a private placement of securities by the Company from December 1999 though February 2000, we received a total of $985,400 in December 1999 for the sale to Paul and Hannah Lindenblatt, the sister and brother-in-law of Avi Moskowitz, our Chairman of the Board, President and Chief Executive Officer, of 400,000 shares of restricted common stock and a three-year warrant, exercisable for 40,000 shares of common stock at a purchase price of $2.46 per share. We made the private placement offering under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The terms of the offering provided for issuance of the restricted common stock at a purchase price equal to 35% below the market valuation of our publicly traded common stock and the issuance of a warrant exercisable for the purchase of one share of common stock for each ten shares purchased. The warrants become exercisable six months after the date of issuance. The restricted shares of common stock and the shares of common stock to be issued upon exercise of the warrant may be offered for public resale only if registered under the Securities Act of 1933 or an exemption therefrom. We have agreed to provide the purchasers with certain registration rights with respect to the restricted common stock and the common stock underlying the warrants.

The Lindenblatts are not involved in the management or control of the Company nor are they otherwise affiliated with us or our management, and their respective holdings of common stock after such purchase represent in the aggregate approximately 5% of outstanding shares of our common stock. The sale of the first tranche of the private placement to the purchasers was made without regard to any familial relationship, at arms length, on the same terms and conditions of the private placement offering to other accredited investors.

The second tranche of such private placement of securities was made in January 2000 when the Company sold 286,280 shares of restricted common stock and a three-year warrant, exercisable into 28,628 shares of common stock at a purchase price of $2.11 per share, to BSC.

Such registration rights commence six months from the date of purchase and if the registration is declared effective by the Securities and Exchange Commission, public resale of such securities shall be permitted. We paid approximately $50,000 in financial advisory consultant fees and issued warrants exercisable into 205,884 shares at exercise prices ranging from $2.11 to $2.46 related to the closing of the first and second tranches of the private placement offering. The remainder of the private placement was made to non-affiliated, accredited investors in subsequent tranches through February 2000, for aggregate proceeds of approximately $3.5 million, including the proceeds from the sale of the securities to the Lindenblatts and BSC. The Company issued additional warrants exercisable into 41,058 shares of our common stock at exercise prices ranging from $2.67 to $3.42 per share in connection with additional sales made under the private placement. The terms and conditions of the private placement offering were duly authorized by our Board of Directors as being reasonable and in the best interests of the Company, with particular regard to our need for operating capital and the limited availability of other reasonable financing alternatives.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS.

         The following financial statements are included in Part II, Item 7:


Index to Financial Statements                                          F-

Report of Independent Certified Public Accountants                     F-

Balance Sheet                                                          F-

Statement of Operations                                                F-

Statement of  Stockholders' Equity                                     F-

Statement of Cash Flows                                                F-

Notes to Financial Statements                                          F-

(a)(2)   EXHIBITS

2(1)        Agreement and Plan of Merger between Heuristic Development Group and
Virtual Communities dated June 2, 1999, as filed with the Commission as Exhibit
2.1 to Heuristic Development Group's Form 10-Q for the quarter ended on June 30, 1999, is incorporated by reference.

2(2)        Amendment to Agreement and Plan of Merger between Heuristic
Development Group and Virtual Communities, dated September 8, 1999, as filed with the Commission as Annex L to Heuristic Development Group's Registration Statement on Form S-4 Amendment No. 1 (File No. 333-87373), is incorporated by reference.

2(3)        Amendment No. 2 to Agreement and Plan of Merger between Heuristic
Development Group and Virtual Communities, dated October 29, 1999, as filed with the Commission as Exhibit 2(3) to Virtual Communities, Inc.'s Registration Statement on Form SB-2 Amendment No. 1 filed on January 4, 2000, is incorporated by reference.

3(1)        Certificate of Incorporation of Heuristic Development Group, as
amended, as filed with the Commission as Exhibit XI to Appendix A to Heuristic Development Group's Registration Statement on Form S-4 Amendment No. 1 filed on September 30, 1999 (File No. 333-87373), is incorporated by reference.

3(2)        Bylaws of Heuristic Development Group, as amended, as filed with the
Commission as Exhibit XII to Appendix A to Heuristic Development Group's Registration Statement on Form S-4 Amendment No. 1 filed on September 30, 1999 (File No. 333-87373), is incorporated by reference.

10(1)       Software License and Support Agreement between iMediation Inc. and
Virtual Communities, dated December 30, 1999, as filed with the Commission as
Exhibit 10(1) to Virtual Communities, Inc.'s Registration Statement on Form SB-2 Amendment No. 1 filed on January 4, 2000, is incorporated by reference.

10(2)(a)    Partner Agreement between Intershop Communications, Inc. and Virtual
Communities, dated September 30, 1999, as filed with the Commission as Exhibit 10(2)(a) to Virtual Communities, Inc.'s Registration Statement on Form SB-2 Amendment No. 1 filed on January 4, 2000, is incorporated by reference.

10(2)(b)    Professional Services Agreement between Intershop Communications,
Inc. and Virtual Communities, dated September 30, 1999, as filed with the Commission as Exhibit 10(2)(b) to Virtual Communities, Inc.'s Registration Statement on Form SB-2 Amendment No. 1 filed on January 4, 2000, is incorporated by reference.

10(3)    Agreement between Jewish Telegraphic Agency, Inc. and Virtual
Jerusalem, dated September, 1996, filed with the Commission as Exhibit 10(1) to Heuristic Development Group's Registration Statement on Form S-4 on September 17, 1999 (File No. 333-87373), is incorporated by reference.

10(4)    Letter Agreement between Continental Airlines, Inc. and Virtual
Communities, Inc. dated May 18, 1999, as filed with the Commission as Exhibit
(10)2 to Heuristic

Development Group's Registration Statement on Form S-4 on September 17, 1999 (File No. 333-87373), is incorporated by reference.

10(5)    Agreement between Jewish Television Network and Virtual Jerusalem, Ltd.
dated March 23, 1997, as filed with the Commission as Exhibit 10(3) to Heuristic Development Group's Registration Statement on Form S-4 on September 17, 1999 (File No. 333-87373), is incorporated by reference.

10(6)    Agreement between Matthew Album and Virtual Communities, Inc., dated
March 2, 1998, as filed with the Commission as Exhibit 10(4) to Heuristic Development Group's Registration Statement on Form S-4 on September 17, 1999 (File No. 333-87373), is incorporated by reference.

10(7)    Agreement between Haaretz Daily Newspaper Ltd. and Virtual Communities,
Inc., dated July 15, 1998, as filed with the Commission as Exhibit 10(5) to Heuristic Development Group's Registration Statement on Form S-4 on September 17, 1999 (File No. 333-87373), is incorporated by reference.

10(8)    Netgravity Adserver License Agreement between Netgravity, Inc. and
Virtual Communities dated June 30, 1999, as filed with the Commission as Exhibit 10(6) to Heuristic Development Group's Registration Statement on Form S-4 on September 17, 1999 (File No. 33-87373), is incorporated by reference.

10(9)    Software License Agreement between Cortext Ltd. and Planet
Communications Ltd., on the one hand, and Virtual Communities, Inc., on the other hand, dated July 16, 1999, as filed with the Commission as Exhibit 10(7) to Heuristic Development Group's Registration Statement on Form S-4 on September 17, 1999 (File No.33-87373), is incorporated by reference.

10(10)   Web Design and Development Agreement between VCI Community Solutions,
Inc. and Tromaville.com, Inc., dated August 6, 1999, as filed with the Commission as Exhibit 10(8) to Heuristic Development Group's Registration Statement on Form S-4 on September 17, 1999 (File No. 333-87373), is incorporated by reference.

10(11)   Frontier Global Center, Inc. Master Service Agreement between Frontier
GlobalCenter, Inc. and Virtual Communities dated March 15, 1998, as filed with the Commission as Exhibit 10(9) to Heuristic Development Group's Registration Statement on Form S-4 on September 17, 1999 (File No. 333-87373), is incorporated by reference.

10(12)   Financial Services Agreement between Virtual Communities, Inc. and
Virtual Communities Israel, Ltd. dated September 1, 1999, as filed with the Commission as Exhibit 10(10) to Heuristic Development Group's Registration Statement on Form S-4 on September 17, 1999 (File No. 333-87373), is incorporated by reference.

10(13)   Cost Plus Agreement between Virtual Communities, Inc. and Virtual
Communities Israel, Ltd. dated September 1, 1999, as filed with the Commission as Exhibit 10(11) to Heuristic Development Group's Registration Statement on Form S-4 on September 17, 1999 (File No. 333-87373), is incorporated by reference.

10(14)   Lease Agreement between Allied Investments Ltd., as Lessor, and Virtual
Jerusalem, as Lessee, dated December 29, 1998, as filed with the Commission as
Exhibit 10(12) to Heuristic Development Group's Registration Statement on Form S-4 on September 17, 1999 (File No. 333-87373), is incorporated by reference.

10(15)   Letter Guarantee to Allied Investments from Israel General Bank Ltd.
dated December 23, 1998, as filed with the Commission as Exhibit 10(13) to Heuristic Development Group's Registration Statement on Form S-4 on September 17, 1999 (File No. 333-87373), is incorporated by reference.

10(16)   Lease Agreement between J.T.P. The Jerusalem Technology Park Ltd., as
Lessor, and Virtual Communities Israel, Ltd., as Lessee, dated May 19, 1999, as filed with the Commission as Exhibit 10(14) to Heuristic Development Group's Registration Statement on Form S-4 on September 17, 1999 (File No. 333-87373), is incorporated by reference.

10(17)   Letter Guarantee to J.T.P. The Jerusalem Technology Park Ltd. from
Israel General Bank Ltd. dated August 16, 1999, as filed with the Commission as
Exhibit 10(15) to Heuristic Development Group's Registration Statement on Form S-4 on September 17, 1999 (File No. 333-87373), is incorporated by reference.

10(18)   Lease Agreement between Eighth Avenue Loft Associates and Virtual
Communities, Inc. dated June 14, 1999, as filed with the Commission as Exhibit 10(16) to Heuristic

Development Group's Registration Statement on Form S-4 on September 17, 1999 (File No. 333-87373), is incorporated by reference.

10(19)    Employment Agreement between Deborah Gaines and Virtual Communities, dated October 25, 1999, as filed with the Commission as Exhibit 10(19) to Virtual Communities, Inc.'s Registration Statement on Form SB-2 Amendment No. 1 filed on January 4, 2000, is incorporated by reference.

10(20)    Employment Agreement between Avi Moskowitz and Virtual Communities,
Inc. dated June 1, 1999, as filed with the Commission as Exhibit 10(17) to Heuristic Development Group's Registration Statement on Form S-4 on September 17, 1999 (File No. 333-87373), is incorporated by reference.

10(21)    Employment Agreement between Michael Harwayne and Virtual Communities,
Inc. dated February, 1999, as filed with the Commission as Exhibit 10(18) to Heuristic Development Group's Registration Statement on Form S-4 on September 17, 1999 (File No. 333-87373), is incorporated by reference.

10(22)    Employment Agreement between Mark McCourt and Virtual Communities,
Inc. dated February, 1999, as filed with the Commission as Exhibit 10(19) to Heuristic Development Group's Registration Statement on Form S-4 on September 17, 1999 (File No. 333-87373), is incorporated by reference.

10(23)    Warrant to Purchase Shares of Common Stock of Virtual Communities,
Inc. No. W-15, between Virtual Communities and Avi Moskowitz dated December 31, 1998, as filed with the Commission as Exhibit 10(20) to Heuristic Development Group's Registration Statement on Form S-4 on September 17, 1999 (File No. 333-87373), is incorporated by reference.

10(24)    Warrant to Purchase Shares of Common Stock of Virtual Communities,
Inc. No. W-17, between Virtual Communities and Avi Moskowitz dated June, 1998, as filed with the Commission as Exhibit 10(21) to Heuristic Development Group's Registration Statement on Form S-4 on September 17, 1999 (File No. 333-87373), is incorporated by reference.

10(25)    Warrants to Purchase Shares of Common Stock of Virtual Communities,
Inc. Nos. W-14, W-25 and W-26 between Virtual Communities and David Morris dated June, 1998, as filed with the Commission as Exhibit 10(22) to Heuristic Development Group's Registration Statement on Form S-4 on September 17, 1999 (File No. 333-87373), is incorporated by reference.

10(26)     1997 Stock Option Plan of Virtual Communities, as filed with the
Commission as Exhibit 10(23) to Heuristic Development Group's Registration Statement on Form S-4 on September 17, 1999 (File No. 333-87373), is incorporated by reference.

10(27)     1998 Stock Option Plan of Virtual Communities, as filed with the
Commission as Exhibit 10(24) to Heuristic Development Group's Registration Statement on Form S-4 on September 17, 1999 (File No. 333-87373), is incorporated by reference.

10(28)     1999 Stock Option Plan of Virtual Communities, as filed with the
Commission as Exhibit 10(25) to Heuristic Development Group's Registration Statement on Form S-4 on September 17, 1999 (File No. 333-87373), is incorporated by reference.

10(29)    1996 Stock Option Plan of Heuristic Development Group, as filed with the Commission as Exhibit 10.1 to Heuristic Development Group's Registration Statement on Form SB-2 filed on December 11, 1996 (File No. 333-17635), is incorporated by reference.

10(30)    Escrow Agreement among Heuristic Development Group, American Stock
Transfer & Trust Company, and shareholders of Heuristic Development Group, , as filed with the Commission as Exhibit 10.2 to Heuristic Development Group's Registration Statement on Form SB-2 filed on December 11, 1996 (File No. 333-17635), is incorporated by reference.

10(31)    Form of Indemnification Agreement, as filed with the Commission as
Exhibit 10.3 to Heuristic Development Group's Registration Statement on Form SB-2 filed on December 11, 1996 (File No. 333-17635), is incorporated by reference.

10(32)    Assignment dated August 22, 1994 between Nautilus Group Japan, Ltd.
and Heuristic Development Group, as filed with the Commission as Exhibit 10.4 to Heuristic Development Group's Registration Statement on Form SB-2 filed on December 11, 1996 (File No. 333-17635), is incorporated by reference.

10(33)    Exclusive Distribution License Agreement dated June 1995 between
Nautilus Group Japan, Ltd. and Heuristic Development Group, as filed with the Commission as Exhibit 10.5 to Heuristic Development Group's Registration Statement on Form SB-2 filed on December 11, 1996 (File No. 333-17635), is incorporated by reference.

10(34)     Letter Agreement dated November 27, 1996 between Nautilus Group
Japan, Ltd. and Heuristic Development Group, as filed with the Commission as
Exhibit 10.6 to Heuristic Development Group's Registration Statement on Form SB-2 filed on December 11, 1996 File No. 333-17635), is incorporated by reference.

10(35)     Office Lease dated August 1, 1996 between Paulistic Productions and
Heuristic Development Group, as filed with the Commission as Exhibit 10.7 to Heuristic Development Group's Registration Statement on Form SB-2 filed on December 11, 1996 (File No. 333-17635), is incorporated by reference.

10(36)     Retainer Agreement dated August 16, 1994 between TransPac Software and Heuristic Development Group, as filed with the Commission as Exhibit 10.8 to Heuristic Development Group's Registration Statement on Form SB-2 filed on December 11, 1996 (File No. 333-17635), is incorporated by reference.

10(37)     Employment Agreement dated as of December 1, 1996 between Heuristic
Development and Steven R. Gumins, as filed with the Commission as Exhibit 10.9 to Heuristic Development Group's Registration Statement on Form SB-2 filed on December 11, 1996 (File No. 333-17635), is incorporated by reference.

10(38)     Employment Agreement dated as of December 1, 1996 between Heuristic
Development Group and Deborah E. Griffin, as filed with the Commission as
Exhibit 10.10 to Heuristic Development Group's Registration Statement on Form SB-2 filed on December 11, 1996 (File No. 333-17635), is incorporated by reference.

10(39)     Conversion Agreement between Heuristic Development Group and holders of Indebtedness, as filed with the Commission as Exhibits 10.11 and 10.12 to Heuristic Development Group's Registration Statement on Form SB-2 filed on December 11, 1996 (File No. 333-17635), is incorporated by reference.

21(1)      List of Subsidiaries, as filed with the Commission as Exhibit 21(1)
to Virtual Communities, Inc.'s Registration Statement on Form SB-2 Amendment No. 1 filed on January 4, 2000, is incorporated by reference.

23(1)      Consent of Arthur Andersen, LLP.

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

4.1 Bridge Note Agreement (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2 (No. 333-17635))

4.2 Bridge Warrant Agreement (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form SB-2 (No. 333-17635))

4.3 Warrant Agreement (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form SB-2 (No. 333-17635))

10.1 1996 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2 (No. 333-17635))

10.2 Form of Escrow Agreement by and between the Registrant, American Stock Transfer & Trust Company and certain security holders of the Registrant. (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form SB-2 (No. 333-17635))

10.3 Assignment dated August 22, 1994 between Nautilus Group Japan, Ltd. and the Company. (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form SB-2 (No. 333-17635))

10.4 Exclusive Distribution License Agreement dated June 1995 between Nautilus Group Japan, Ltd. and the Company. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2 (No. 333-17635))

10.5 Letter Agreement dated November 27, 1996 between Nautilus Group Japan, Ltd. and the Company. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form SB-2 (No. 333-17635))

10.6 Retainer Agreement dated August 16, 1994 between TransPac Software Inc. and the Company. (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form SB-2 (No. 333-17635))

10.7 Conversion Agreement between the Company and Nautilus Group Japan, Ltd. (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form SB-2 (No. 333-17635))

23.1 Consent of Arthur Andersen LLP

27.0 Financial Data Schedule


* Incorporated by Reference to the Company's Registration Statement on Form SB-2, No.

(b)   REPORTS ON FORM 8-K

The Company filed the following reports on Form 8-K during the fourth quarter of fiscal 1999.

Form 8-K dated November 12, 1999 related to the merger between the HDG Acquisition Sub Inc., a wholly owned subsidiary of the Company with an into Virtual Communities, Inc.

Amended 8-K/A filed November 17, 1999 related to the resignation of the Company's auditors in connection with the merger.

Form 8-K filed December 13, 1999 related to the private placement of securities by the Company.

                           VIRTUAL COMMUNITIES, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                            as of December 31, 1999
                            -----------------------

                           VIRTUAL COMMUNITIES, INC.
                                AND SUBSIDIARIES

                                    Contents
                                    --------


                                                                      Page
                                                                      ----


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                               F-2

CONSOLIDATED FINANCIAL STATEMENTS

 Consolidated Balance Sheet                                            F-3

 Consolidated Statements of Operations                                 F-4

 Consolidated Statements of Changes in Shareholders' Deficiency        F-5

 Consolidated Statement of Cash Flows                                  F-6

 Notes to the Consolidated Financial Statements                      F-7 - F-25



                           #   #   #   #   #   #   #

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Virtual Communities, Inc.
-------------------------

We have audited the accompanying consolidated balance sheet of Virtual Communities, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for each of the two years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virtual Communities, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the two years ended December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1B to the consolidated financial statements, the Company is has suffered recurring net losses from operations and has a shareholder deficiency. Accordingly, the Company is dependent on obtaining additional sources to finance its operations. These matters raise substantial doubt about the Company ability to continue as a going concern. Management's plans in regard to these matters and financings completed subsequent to the balance sheet date are also described in Note 1B. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                             Arthur Andersen LLP

New York, New York
April 14, 2000

                   VIRTUAL COMMUNITIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
               (U.S. Dollars in thousands except per share data)

                                                                    December 31
                                                                       1999
                                                                       ----
ASSETS
Current Assets
Cash and cash equivalents                                             $  469
Trade receivables, net of allowance for doubtful debts of $23            191
Other receivables                                                        128
                                                                   ----------
  Total current assets                                                   788

Property and Equipment, net of accumulated depreciation and
 amortization                                                          1,150

Severance Pay Deposits                                                    83

Other Assets                                                             343
                                                                   ----------

   Total Assets                                                       $2,364
                                                                   ----------

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities
 Short-term bank borrowings and current maturities of long-term loan  $  731
 Shareholders' loans                                                     150
 Accounts payables and accrued expenses                                1,511
                                                                   ----------
   Total current liabilities                                           2,392

Long-Term Liabilities
 Long-term loan                                                          167
 Accrued severance pay                                                   329
                                                                   ----------
   Total long-term liabilities                                           496
                                                                   ----------
   Total liabilities                                                   2,888
                                                                   ----------

Commitments and contingencies (Note 9)

Shareholders' Deficiency
 Preferred stock of $0.01 par value
  Authorized - 5,000,000 shares; none issued and outstanding             --
 Common stock of $0.01 par value
  Authorized - 45,000,000 shares; issued and outstanding -
  14,630,224 shares                                                      146
 Additional paid-in capital                                            8,336
 Accumulated deficit                                                  (8,856)
                                                                   ----------
                                                                        (374)
 Treasury stock 149,900 shares at cost                                  (150)
                                                                   ----------
   Total shareholders' deficiency                                       (524)
                                                                   ----------

   Total liabilities and shareholders' deficiency                     $2,364
                                                                   ==========


    The accompanying notes form an intergal part of the financial statements

                   VIRTUAL COMMUNITIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (U.S. Dollars in thousands except per share data)


                                                          For the year ended
                                                              December 31
                                                              -----------
                                                           1999          1998
                                                           ----          ----

REVENUES                                                 $   857        $   819
                                                       ----------     ---------

OPERATING COST AND EXPENSES

 Cost of revenues                                          1,816            721

 Selling and marketing expenses                            1,583            469

 General and administrative expenses                       2,222            872

 Merger costs                                              1,057             --
                                                       ----------     ---------
   Total operating costs and expenses                      6,678          2,062
                                                       ----------     ---------

   Operating loss                                         (5,821)        (1,243)

 Financing expenses, net                                     109            191
                                                       ----------     ---------
   Net loss                                              $(5,930)       $(1,434)
                                                       ==========     =========
NET LOSS PER SHARE, BASIC AND DILUTED                    $ (0.56)       $ (0.17)
                                                       ==========     =========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                                    10,532,530     8,485,904
                                                       ==========     =========

    The accompanying notes form an intergal part of the financial statements

                   VIRTUAL COMMUNITIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                          IN SHAREHOLDERS' DEFICIENCY
               (U.S. Dollars in thousands except per share data)



                         Number of   Number of      Common stock      Additional    Accumulated   Treasury    Total
                          Series A    Series B      ------------        paid-in       deficit       stock
                         preferred   preferred     Shares    Amount     capital
                           shares      shares
                         ----------  ----------   --------  --------  ----------     ----------  ----------  -------

Balance as of
  January 1, 1998                -           -    4,354,588    $ 44      $  604       $(1,492)    $    -   $  (844)

Common stock issued              -           -    2,256,383      22         827             -          -       849

Common stock issued
 upon conversion of
 loans                           -           -    3,087,008      31         554                                585

Options issued                   -           -            -       -          72             -          -        72

Net loss                         -           -            -       -           -        (1,434)         -    (1,434)
                         ---------    --------   ----------    ----      ------       -------      -----   -------

Balance as of
  December 31, 1998              -           -    9,697,979    $ 97      $2,057       $(2,926)    $    -   $  (772)

Common stock issued              -           -      529,519       5       1,067             -          -     1,072

Series A preferred
 stock issued upon
 conversion of
 convertible loans           5,000           -            -       -         500             -          -       500

Series A preferred
 stock issued, net of
 issuance costs              9,550           -            -       -         815             -          -       815

Series B preferred
 stock issued, net of
 issuance costs                  -      10,325            -       -         874             -          -       874

Common stock issued
 upon conversion of
 Series A and B
 preferred stock           (14,550)    (10,325)   2,645,770      26         (26)            -          -         -

Common stock issued
 upon the Merger                 -           -    1,751,956      18       2,777             -       (150)    2,645

Warrants issued                  -           -            -       -         268             -          -       268

Common stock issued
  upon exercise of
  warrants                       -           -        5,000       -           4             -          -         4

Net loss                         -           -            -       -           -        (5,930)         -    (5,930)
                         ---------    --------   ----------    ----      ------       -------      -----   -------

Balance as of
 December 31, 1999               -           -   14,630,224    $146      $8,336       $(8,856)     $(150)  $  (524)
                        ==========  ==========   ==========    ====      ======       =======      =====   =======

    The accompanying notes form an intergal part of the financial statements

                   VIRTUAL COMMUNITIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
               (U.S. Dollars in thousands except per share data)


                                                            For the year ended
                                                                 December 31
                                                                 -----------
                                                              1999        1998
                                                              ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $(5,930)   $(1,434)
Adjustments to reconcile net loss to net cash
 used in operating activities (see below)                     1,284        274
                                                              -----      -----
  Net cash used in operating activities                      (4,646)    (1,160)
                                                              -----      -----

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of fixed assets                                      (962)       (77)
 Investment in other assets                                    (293)        --
                                                              -----      -----
   Net cash used in investing activities                     (1,255)       (77)
                                                              -----      -----

CASH FLOWS FROM FINANCING ACTIVITIES
 Short-term bank borrowings, net                                583         32
 Receipt of shareholders' loans                                 150        200
 Repayment of shareholders' loans                              (200)        --
 Receipt (repayment) of convertible loans                       (75)       624
 Issuance of shares                                           2,765        921
 Cash acquired in the Merger                                  2,573         --
                                                              -----      -----
  Net cash provided by financing activities                   5,796      1,777
                                                              -----      -----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (105)       540
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  574         34
                                                              -----      -----
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $  469      $ 574
                                                             ======      =====

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES:
   Items not affecting operating cash flows:
    Depreciation and other                                   $  207      $  78
    Accrued severance pay, net                                  203         14
    Issuance of warrants                                        268         --
   Changes in operating assets and liabilities:
    Increase in trade receivables, net                          (52)       (19)
    Increase in other receivables                               (66)       (21)
    Increase in payables and accrued expenses                   724        222
                                                              -----      -----
                                                             $1,284      $ 274
                                                             ======      =====
SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR INTEREST                                       $   31      $  23
                                                              =====      =====
NONCASH TRANSACTIONS
 Issuance of shares upon conversions of loans                $  500      $ 585
                                                              =====      =====
 Purchased of fixed assets on credit                         $  214      $  --
                                                              =====      =====


    The accompanying notes form an intergal part of the financial statements

                   VIRTUAL COMMUNITIES, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               (U.S. Dollars in thousands except per share data)

Note 1  -  GENERAL

        A. Virtual Communities, Inc. (the "Company"), a Delaware corporation, is the product of a merger consummated October 29, 1999 (the "Merger"), in which Virtual Communities, Inc. ("VCI") merged with and into a wholly-owned subsidiary of Heuristic Development Group, Inc. ("HDG"). Prior to the Merger, HDG was a development stage company organized to research, develop, design and market fitness-related products. VCI was incorporated in 1996 to develop, acquire and operate online communities on the Web that aggregate and publish various news, media and entertainment content targeted to specific ethnic groups. VCI commenced its operation in June 1997. After the Merger, HDG's name was changed to Virtual Communities, Inc. to reflect that the Company's primary business is the development and operation of online communities and related services for third parties and the publishing of its own communities. The Company believes it currently operates in one business segment.

            As a result of the Merger, VCI shareholders received 1.151 shares of HDG common stock for each share of VCI common stock held by them. HDG's Board of Directors and management resigned and were replaced with VCI's Board of Directors and management. Following the Merger, VCI shareholders held 88.6% of the common stock of the Company with HDG shareholders holding the remaining 11.4%. In connection with the Merger, HDG began trading its securities (former symbol: IFIT) on the NASDAQ Small Cap Market under the symbols: "VCIX" - for the common stock, "VCIXU" for the Units, "VCIXW" for the Class A Warrants and "VCIXZ" for the Class B warrants.

            For accounting purposes, the acquisition has been treated as a recapitalization of VCI with VCI as the acquirer (reverse acquisition). The historical financial statements prior to October 29, 1999, are those of VCI and as of October 29, 1999 the financial statements reflect the two companies. The results of operation of HDG for the period January 1, 1999 to October 29, 1999 are as follows:

            Selling, marketing and general
                and administrative expenses                     $ 589
            Merger costs                                          140
            Financing income, net                                (137)
                                                                 ----
            Net loss                                            $ 592
                                                                =====

                   VIRTUAL COMMUNITIES, INC. AND SUBSIDIARIES

               (U.S. Dollars in thousands except per share data)

Note 1   -  GENERAL (Cont.)

        A.  (Cont.)

            The historical financial statements of VCI are presented with no change except for the retroactive restatement of number of shares and earnings per share data, based on the exchange ratio of shares issued in the Merger.

            Prior to the Merger, in June 1997, VCI acquired the majority of the net assets and shares of Virtual Communities Israel Ltd. ("VCIL" - formerly Virtual Jerusalem Ltd.), an Israeli company. VCIL commenced operations in January 1996. VCIL develops and maintains the Company's online communities and performs certain programming, design, software development and web maintenance services on behalf of the Company pursuant to a Cost Plus Agreement, and certain general and administrative duties on behalf of the Company and pursuant to a Financial Services Agreement between the entities.

            The Company markets and sells its online community design, development and Web maintenance services to web site publishers through VCI Community Solutions, Inc., a wholly-owned subsidiary established by VCI in August 1999. These services include the Company's proprietary Community Management Solution ("CMS"), a turnkey solution for the creation of online communities that includes content management and publishing software, e-commerce functionality and a comprehensive set of community retention features designed to attract and retain visitors to a community. The Company provides several of its CMS features through license arrangements with third party service providers and by developing its own programming tools. As of December 31, 1999 the Company entered into one agreement for its CMS system.

                   VIRTUAL COMMUNITIES, INC. AND SUBSIDIARIES

               (U.S. Dollars in thousands except per share data)

Note 1   -  GENERAL (Cont.)

        A.  (Cont.)

            The Company's online communities are targeted to members of demographic groups with interests in their historical ethnic backgrounds and who want to share information with other members with same interests. The Company currently operates five online communities that it owns outright: Virtual Jerusalem (www.virtualjerusalem.com), a leading Internet site containing Jewish and Israel related content that has been in operation since 1996, Virtual HolyLand (www.virtualholyland.com), targeted to the Evangelical Christian community and launched in late 1998, and Virtual Ireland (www.virtualireland.com), Virtual Italy (www.virtualitaly.com) and Virtual India (www.virtualindia.com) which were developed by VCI and launched in 1999. The Company has agreements with content partners and third party service providers who provide these communities with content and features such as chat rooms, message boards, weather and e-commerce capabilities. The Company also owns and publishes a web site called "Israel Wire" which provides online news from Israel through an Israeli subsidiary, VCI Internet Properties Ltd. which it formed in June 1998.

        B. The Company incurred net losses in 1999 amounting approximately to $5.9 million and anticipates that it will continue to incur losses for some time. The Company's continued existence is dependent on its ability to generate more revenues and on obtaining additional financing from its shareholders and external sources. Subsequent to the balance sheet date, the Company entered into several private placements selling an aggregate of 1,499,664 shares of common stock for aggregate proceeds of $5,524 to accredited investors at prices ranging from $2.11 to $5.80 per share. In connection with these sales, the Company issued warrants exercisable into an aggregate of 2,821,266 shares of common stock at exercise prices ranging from $2.11 to $18.00 (See Note 12B and 12C). Management expects the proceeds from these private placements and the proceeds from the expected exercise of the warrants to be sufficient to finance the Company's operations through December 31, 2000. However, there can be no assurance that the Company will obtain all the financing necessary for its operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                   VIRTUAL COMMUNITIES, INC. AND SUBSIDIARIES

               (U.S. Dollars in thousands except per share data)

Note 2   -  ACCOUNTING POLICIES

        The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis, are as follows:

        A.  PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of VCI and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

        B.  USE OF ESTIMATES

            The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ from those estimates.

        C.  CASH AND CASH EQUIVALENTS

            All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

        D.  PROPERTY AND EQUIPMENT

            Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets ranging as follows:

                                                              Years
                                                              -----

            Computers                                         3 - 4
            Furniture and office equipment                    7 - 14

                   VIRTUAL COMMUNITIES, INC. AND SUBSIDIARIES

               (U.S. Dollars in thousands except per share data)

Note 2   -  ACCOUNTING POLICIES (Cont.)

        E.  INCOME TAXES

            The Company adopted SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable. Income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the tax change occurs. Valuation allowances are established, when necessary, to reduce deferred tax assets amounts expected to be realized.

        F.  REVENUE RECOGNITION

            The Company's primary source of revenue to date has been from online Web site advertising fees. The Company recognizes revenues earned from advertising fees ratably over the term of the advertising contract. The Company also earns revenues from hosting and exposure of content partner owned Web sites, and from site production services. Hosting and exposure revenues are recognized ratably over the service period (mainly one year). Revenues from production services are recognized upon completion of such services and acceptance by client.

            Revenues from sales of software products and technology are recognized in accordance with Statement of Position (SOP) 97-2, as amended by SOP 98-4 and SOP 98-9, upon delivery, when collection is probable, the vendor's fee is fixed or determinable, vendor-specific objective evidence exists to allocate the total fee to the elements of the arrangement and persuasive evidence of an arrangement exists. Provided that all other elements of SOP 97-2 are met, revenues are recognized upon delivery, whether the customer is a distributor or the final end user. Revenues for maintenance and support services are deferred and recognized ratably over the service period.

                   VIRTUAL COMMUNITIES, INC. AND SUBSIDIARIES

               (U.S. Dollars in thousands except per share data)

Note 2   -  ACCOUNTING POLICIES (Cont.)

        G.  BARTER ARRANGEMENTS

            The Company enters into barter arrangements with certain customers, whereby the Company's advertising, hosting and exposure or production services are exchanged for goods or services such as airline tickets, content material and promotional services.

            Revenues and expenses from barter transactions are measured on the basis of the fair value of the goods or services sold or, if more clearly evident, the fair value of the assets or services received.Advertising barter revenues are determined by the fair market value of the goods or services received based on the respective customer's listed prices.The fair value of barter hosting and exposure revenues and production services is determined by the standard rates charged to cash buyers.

            The Company's revenues from barter transactions for the year ended December 31, 1999 and 1998 was $203 and $279, respectively. (See Note to N)

            Barter expenses are included in selling, marketing, general and administrative expenses section of the statements of operations, as incurred.

        H.  COST OF REVENUES

            Cost of revenues consists primarily of direct labor costs and content material and licenses.

                   VIRTUAL COMMUNITIES, INC. AND SUBSIDIARIES

               (U.S. Dollars in thousands except per share data)

Note 2   -  ACCOUNTING POLICIES (Cont.)

        I.  LONG-LIVED ASSETS

            The Company records its long-lived assets at costs. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Furthermore, the assets are evaluated for continuing value and proper useful lives by comparison to expected future cash projections. Management has performed a review of all long-lived assets and has determined that no impairment of the respective carrying values has occurred as of December 31, 1999.

        J.  LOSS PER SHARE

            The Company adopted the provision of SFAS No. 128, "Earnings per Share", which establishes new standards for computing and presenting earnings per share ("EPS"). The new standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average numbers of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilative securities. All outstanding options and warrants have been excluded from the calculation of diluted EPS, as they would be antidilutive.

        K.  FAIR VALUE OF FINANCIAL INSTRUMENTS

            The carrying amounts of cash and cash equivalent, accounts, receivable, accounts payable and bank loans approximate fair value, due to the short-term maturity of these instruments. The carrying amount of long-term loan approximates fair value.

                   VIRTUAL COMMUNITIES, INC. AND SUBSIDIARIES

               (U.S. Dollars in thousands except per share data)

Note 2   -  ACCOUNTING POLICIES (Cont.)

        L.  STOCK BASED COMPENSATION

            The Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and elected to continue the accounting set forth in Accounting Policy Board No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and to provide the necessary pro forma disclosures as if the fair value method has been applied.

        M.  CONCENTRATION

            For the year ended December 31, 1999, the Company has 2 customers which represent 22% and 19% of total revenues. For the year ended December 31, 1998 the Company has 1 customer which represents 16% of total revenues.

        N.  NEW ACCOUNTING PROUNCEMENTS

            In January 2000, the Emerging Issues Task Force (the "EITF") reached a consensus on EITF Issue 99-17, "Accounting for Advertising Barter Transactions." The EITF agreed that advertising barter transactions entered into after January 20, 2000 should be accounted for at fair value on a one-for-one basis with revenue from similar advertising sold in a cash transaction that occurred in the preceding six months with comparable terms, such as length of program, cost and type of advertisement. A cash transaction may be used only once as the basis for providing fair value evidence for a barter transaction. As a result, revenue from barter is effectively limited to no more than 50% of total revenue per year. EITF 99-17 is applicable only to transactions entered into after January 20, 2000. The Company has adopted EITF 99-17 effective January 1, 2000. As a result, the Company also anticipates that its future reported barter revenue will decrease as a percentage of total revenue. On a pro forma basis, the Company's barter revenue would have been approximately $157 for the year ended December 31, 1999 had EITF 99-17 been applicable for such period.

            In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. SFAS No. 133 was subsequently amended by SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company currently does not use derivatives and therefore this new pronouncement is not applicable.

                   VIRTUAL COMMUNITIES, INC. AND SUBSIDIARIES

               (U.S. Dollars in thousands except per share data)

Note 2   -  ACCOUNTING POLICIES (Cont.)

        N.  NEW ACCOUNTING PROUNCEMENTS (Cont.)

            In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements". SAB 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company has concluded that the implementation of this SAB will not have a material impact on its financial position or its results of operations.


Note 3   -  PROPERTY AND EQUIPMENT, NET

                                                            December 31
                                                               1999
                                                               ----

            Computers                                         $1,355
            Furniture and office equipment                        92
                                                               -----
                                                               1,447
            Less - accumulated depreciation                      297
                                                               -----
            Net book value                                    $1,150
                                                              ======

            Depreciation expenses amount to $207 and $78 for the year ended December 31, 1999 and 1998, respectively.


Note 4   -  SHORT-TERM BANK BORROWINGS AND CURRENT MATURITIES OF LONG-TERM LOAN

                                                            December 31
                                                               1999
                                                               ----

            Bank overdrafts                                   $  285
            Bank loans                                           399
            Current maturities of long-term loan                  47
                                                               -----
                                                              $  731
                                                              ======

            Bank overdrafts (in New Israeli Shekels) bear interest of approximately 16% per annum. Bank loans (in U.S.$) bear interest of approximately 7.6% and Libor + 2.0% per annum (approximately 8.2% at December 31, 1999).

                   VIRTUAL COMMUNITIES, INC. AND SUBSIDIARIES

               (U.S. Dollars in thousands except per share data)

Note 5   -  SHORT TERM SHAREHOLDERS LOANS

            In January 1999, the Company received a six month, interest-free loan in the principal amount of $150 from a shareholder of the Company. The loan incurred interest at the rate of 10% per annum commencing July 1999. The lender was entitled to convert all or a portion of the loan into common stock of the Company at a rate of $0.58 per share, which approximated fair market value at that date, until such time as the Company repays the loan, provided, however, that the Company's investment bankers agree to such conversion.

            Subsequent to balance sheet date the loan was converted into 297,672 shares of common stock after giving effect to the Merger exchange rate of 1.151.


Note 6   -  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                             December 31
                                                                1999
                                                                ----

            Accounts payable                                  $  979
            Accrued payroll and related costs                    251
            Accrued expenses                                     201
            Deferred revenues                                     80
                                                              $1,511


Note 7   -  LONG TERM LOAN

            The Company's facilities in Israel are leased under a 3 year lease agreement. The lessor of the facilities has incurred building improvements costs, of which $234 the Company's subsidiary is obligated to pay back over the term of the lease. As of December 31, 1999, this obligation amounts to $214, of which $167 is classified as long term.

Note 8   -  ACCRUED SEVERANCE PAY

            The Company's obligation for severance pay to employees in Israel is partially covered by payments to insurance companies. The accrual for severance pay and deposits with insurance companies in respect of severance pay are included in the balance sheet.

                   VIRTUAL COMMUNITIES, INC. AND SUBSIDIARIES

               (U.S. Dollars in thousands except per share data)

Note 9   -  COMMITMENTS AND CONTINGENCIES

            Leases
            ------

            The Company and its subsidiaries lease certain facilities under operating leases expiring in various years through 2005. Future minimum payments due under these leases are as follows:

            Year ending December 31,
            ------------------------

            2000                                              $  524
            2001                                                 595
            2002                                                 533
            2003                                                 229
            2004                                                 233
            Thereafter                                            58
                                                              ------
            Total                                             $2,172
                                                              ======

            Of this amount, a lease commitment of a subsidiary in the amount of $867 is linked to the Israeli Consumer Price Index.

            Lease expenses amount to $214 and $122 for the year ended December 31, 1999 and 1998, respectively.

            Legal Proceedings
            -----------------

            Certain shareholders, who held some of VCI Series B Preferred Stock prior to the Merger, have notified the Company that they believe that they are entitled to additional shares Common Stock and that they intend to commence an action in connection with such claims. They contend that the reset price for the conversion of the former Series B Preferred shares to the Common Stock of the Company pursuant to the Merger agreement should have been $1.45 rather than the $2.10 used by the Company. While the holders thereof have not filed a suit to date, their claim amounts to approximately 170,000 additional shares of Common Stock of the Company. The Company and its counsel believe that their claim is without merit. The Company intends to defend vigorously any action which may be filed against the Company and its officers and directors in connection with the aforementioned claim.

            Employment Agreement
            --------------------

            In June 1999, the Company entered into a three year employment agreement with its President and Chairman providing for a base salary of $183 per year and an annual bonuses as may be awarded by the Board of Directors. The agreement also providing for options to purchase 230,200 shares of the Company's common stock subject to the 1999 Stock Option Plan and for additional options as may be granted by the Board of Directors.

Note 10 - SHARE CAPITAL

           A. During 1999, prior to the Merger, the Company issued 129,519 shares of common stock of the Company at $0.47 per share to a consultant of the Company, and to a non-affiliated investor. This price approximated fair market value at the dates of such issuances. In December 1999, the Company issued, as part of a private placement offering (see Note
                  12B), 400,000 shares at $2.46 per share to a non-affiliated investor.

           B. In February 1999, the Company raised gross proceeds of $955 (before issuance costs) through the issuance of 9,550 shares of Series A preferred stock to 35 accredited investors. At the same time, a $500 Secured Convertible Promissory Note provided by the Company to Virtual Acquisition Co. LLC (a company affiliated with principals of Jesup & Lamont, a New York investment bank) on December 31, 1998, was converted into 5,000 shares of Series A preferred stock. Holders of Series A preferred stock had the right to convert their stock into common stock of the Company at a conversion ratio of $0.80 per share.

                  The 14,550 shares of Series A preferred stock were converted as part of the Merger into 2,079,862 shares of common stock after giving effect to the Merger exchange ratio of 1.151.

                   VIRTUAL COMMUNITIES, INC. AND SUBSIDIARIES

               (U.S. Dollars in thousands except per share data)

Note 10   -  SHARE CAPITAL (Cont.)

        C. In June 1999, the Company raised gross proceeds of $932 (before issuance costs) through the issuance of 9,325 shares of Series B preferred stock to 24 accredited investors. In September 1999, the Company issued 1,000 shares of Series B preferred stock for $100 to an individual who was elected as a member of the Board of the Company. Holders of the Series B preferred stock had the right to convert their stock into common stock of the Company at a conversion ratio of $2.1 per share.

            The 10,325 Series B preferred stock was converted, as part of the Merger into 565,908 shares of common stock after giving effect to the Merger exchange ratio of 1.151.

        D. VCI reserved 835,626, 603,124 and 1,151,000 shares of common stock under its 1997, 1998 and 1999 Stock Option Plan respectively. In addition, HDG shareholders approved the issuance of a HDG 1999 Stock Options Plan effective upon the Merger which reserved a total of 1,000,000 additional common shares. The Company also granted warrants to certain employees (see Note 10E). As of December 31, 1999, 294,363 options were available for future grants. A summary of the Company's stock options and warrants activity during 1999 is presented below:

                                             Number of    Weighted -  Weighted -
                                              options      average     average
                                                and       Exercise   fair value
                                             warrants      price     of options
                                                                       granted
                                            -----------  ----------  -----------
            Balance at January 1, 1998         487,449   $   0.40
            Granted                            815,876       0.65      $ 0.11
            Forfeited                          (69,636)      0.40
                                             ---------
            Balance at December 31, 1998     1,233,689       0.57
            Granted                          2,501,143       2.08      $ 0.96
            HDG outstanding options as of
               the day of the Merger           170,044       1.86
            Forfeited                          (56,150)      0.67
                                             ---------
            Balance at December 31, 1999     3,848,726   $   1.60
                                             =========

                   VIRTUAL COMMUNITIES, INC. AND SUBSIDIARIES

               (U.S. Dollars in thousands except per share data)

Note 10   -  SHARE CAPITAL (Cont.)

        D.  (Cont.)

    The following table summarizes information about options and warrants outstanding and exercisable at December 31, 1999:

                        Options and warrants outstanding               Options and warrants exercisable
                        --------------------------------               --------------------------------
  Range of         Number            Weighted-         Weighted-          Number            Weighted-
  exercise     outstanding at         average           average       exercisable at         average
   prices       December 31,         remaining         exercise        December 31,          exercise
                    1999          contractual life      prices             1999               prices
     $                                                     $                                    $
  --------         ------         ----------------     ---------          ------            ---------

 0.40-0.81       1,448,569               3.09             0.60            665,951              0.55
 1.00-1.45         925,501               3.77             1.16            250,670              1.02
 2.10-2.25         804,656               4.12             2.10            253,903              2.11
 3.50-3.93         547,000               4.92             3.68                  -                 -
 4.06-4.25         123,000               4.90             4.27             42,000              4.51
                 ---------                                              ---------
                 3,848,726                                              1,212,524
                 =========                                              =========

            The Company applies APB No. 25 and related interpretations in accounting for its 1997, 1998 and 1999 Stock Option Plans. Accordingly, compensation cost has been recognized for stock option plan based on the intrinsic value of the option at the date of grant. No compensation cost has been charged for stock options for the years ended December 31, 1999 and 1998.

            Had compensation cost been determined under the alternative fair value accounting method provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                                1999           1998
                                                ----           ----
            Net loss:
             As reported                    $  (5,930)      $ (1,434)
             Pro forma                         (6,110)        (1,470)

            Net loss per share:
             As reported                        (0.56)         (0.17)
             Pro forma                      $   (0.58)      $  (0.17)

            Under SFAS 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1999: (1) expected life of the option of 3 years (1998 - same);
            (2) dividend yield of 0% (1998 - same); (3) expected volatility as of the Merger of 135% (1999 before the Merger and 1998 - 0%) (4) risk-free interest rate of 5% (1998 - 6%).

                   VIRTUAL COMMUNITIES, INC. AND SUBSIDIARIES

               (U.S. Dollars in thousands except per share data)

Note 10   -  SHARE CAPITAL (Cont.)

        E. As of December 31, 1999, the Company has outstanding warrants exercisable into 8,304,592 shares of common stock as follows:

            - Class A Warrants (traded on NASDAQ as "VCIXW") exercisable into 2,000,000 shares of common stock at $6.50 per share until February 2002;

            - Class B Warrants (traded on NASDAQ as "VCIXZ") exercisable into 1,500,000 shares of common stock at $8.75 per share until February 2002;

            - Class B Warrants exercisable into 2,000,000 shares of common stock at $8.75 share issuable upon the exercise of the Class A Warrants;

            - Underwriter's Unit Purchase Option exercisable into 120,000 shares of common stock;

            - VCI Warrants issued prior to the Merger immediately exercisable into 1,794,342 shares of common stock (after giving effect to the merger exchange ratio of 1.151 to 1) at exercise prices ranging from $0.30 to $2.10 (including 553,339 to employees). The warrants have different expiration dates ranging from August 2000 to June 2004. All of such warrants have been registered pursuant to a Registration Statement on Form SB2/A declared effective by the Securities and Exchange Commission on January 14, 2000. The majority of such warrants are subject to lock up agreements restricting the sale of 75% of the shares underlying the warrants until May 1, 2000 and 50% of such shares until August 1, 2000, at which time such lock-up period expires. Subsequent to balance sheet date, three VCI warrants have been exercised into 133,480 shares of common stock of the Company.

            - Warrants issued to Jesup & Lamont Capital Corporation as partial consideration for its services in connection with the Merger exercisable until October 28, 2004 into 160,206 shares of common stock at a price of $2.10 per share.

                   VIRTUAL COMMUNITIES, INC. AND SUBSIDIARIES

               (U.S. Dollars in thousands except per share data)

Note 10   -  SHARE CAPITAL (Cont.)

        E.  (Cont.)

        - Warrants issued by HDG prior to and upon the completion of the Merger exercisable into a total of 570,044 shares of common stock at exercise prices ranging from $0.50 to $5.00 per share with expiration dates ranging from October 2001 to August 2006.

        - Warrants exercisable into 160,000 shares issued in December 1999 in connection with a private placement of the Company's securities. The warrants are exercisable until December 31, 2002 at an exercise price of $2.46 per share and are subject to certain registration rights.

Note 11  -  TAXES ON INCOME

        A. At December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $7 million. Such losses can be utilized against future taxable income and expire primarily between 2012 and 2019. These losses may be limited due to certain circumstances, such as ownership changes.

            A full valuation allowance of approximately $3 million has been provided on the deferred tax asset associated mainly with the loss carryforwards since the Company has no assurance of realizing such asset.

        B. The Israeli subsidiaries are subject to the Israeli Income Tax Law (Adjustments for Inflation), 1985, which provides for an adjustment for the effects of inflation on taxable income in respect of that portion of shareholders' equity not invested in inflation-resistant assets. The carryforward loss for tax purposes at December 31, 1999 approximate $100 and it has no expiration date.

                   VIRTUAL COMMUNITIES, INC. AND SUBSIDIARIES

               (U.S. Dollars in thousands except per share data)

Note 12   -  SUBSEQUENT EVENTS

        A.  Acquisition of Cortext Ltd.

            In February 2000, VCI entered into a Share Purchase Agreement ("SPA") with Cortext Ltd. ("Cortext"), a corporation registered under the laws of the State of Israel, and the principal shareholders of Cortext, to acquire a majority interest in the equity of Cortext. Cortext was established in 1999 and is engaged in the development and licensing of content management software for web publishers. VCI currently utilizes Cortext's Magazine Software pursuant to a License Agreement with Cortext dated July 18, 1999 to manage content on several of the ethnic communities published by VCI and as a central component of its CMS turnkey solution which it markets and licenses to third party web publishers.

            Pursuant to the terms of the SPA, VCI was issued shares of Cortext so that it holds approximately 54% of the outstanding shares of Cortext following the payment of certain funds to and on behalf of Cortext. Depending upon Cortext's completion of certain software development milestones set forth in the SPA and additional payments by VCI, up to 60% of the equity of Cortext could be acquired by VCI by August 2000.

            Simultaneously with execution of the SPA, VCI and Cortext entered into an Assignment Agreement with Planet Communications Ltd. ("Planet"), an Israel-based unaffiliated third party holder of 50% of the rights in Cortext's Magazine Software whereby Planet agreed to irrevocably assign all of its rights, title and interest in the Magazine Software to Cortext in consideration of VCI's payment of a portion of the transaction consideration on behalf of Cortext and subject to such third party's retaining the right to sell up to ten Magazine Software End User licenses. Cortext agreed to provide Planet with certain upgrades and technical support services in connection with such End User licenses if and when the same are granted. The majority of the payments to Planet have been made and its assignment of its rights to the Magazine Software has been effectuated. A portion of the payments to such third party are to be paid in installments over a period of six months period from the date of the Assignment Agreement and the SPA. Following the assignment of the rights by Planet, Cortext holds 100% of the rights in and to the Magazine Software.

                   VIRTUAL COMMUNITIES, INC. AND SUBSIDIARIES

               (U.S. Dollars in thousands except per share data)

Note 12  -  SUBSEQUENT EVENTS (Cont.)

        A.  Acquisition of Cortext Ltd. (Cont.)

            Pursuant to the SPA and the Assignment Agreement, the total amount of payments to be made by VCI to and on behalf of Cortext for the full purchase of up to 60% of equity in Cortext, including repayment of certain Cortext loans, is expected in the aggregate to be $760 for the entire transaction.

            The transaction was accounted for as a purchase. The purchase method of accounting allocates the aggregate purchase price to the assets acquired and liabilities assumed based upon their respective fair values. The excess of the purchase price over the fair value of assets and liabilities acquired of approximately $398 was allocated to goodwill.

        B.  Private Placement Financing

            In December 1999, the Company announced a private placement offering up to $5,000 in restricted common stock and warrants to accredited investors. The warrants become exercisable six months from the date of issuance. The private placement investors agreed to a four to six month lock-up period from the date of issuance of the restricted securities, after which time the Company has provided certain registration rights to permit public trading of the common stock and shares of common stock underlying the warrants.

            In January and February 2000, in considiration of the offering the Company issued 981,864 shares of common stock at prices per share ranging from $2.11 to $3.42 to 12 individuals and entities, including three existing non-U.S. shareholders of the Company, for aggregate gross proceeds of $2,524. In connection with the issuance of 468,098 of such shares to three existing shareholders of the Company, the Company issued three-year warrants to acquire a total of 46,808 shares of common stock at exercise prices ranging from $2.11 to $2.75. The Company paid consultant and finders fees related to this financing in the form of three-year warrants exercisable into 108,762 shares of common stock at exercise prices ranging between $2.11 and $3.42 per share.

                   VIRTUAL COMMUNITIES, INC. AND SUBSIDIARIES

               (U.S. Dollars in thousands except per share data)

Note 12   -  SUBSEQUENT EVENTS (Cont.)

        C.  April 2000 Private Financing

            In April 2000, the Company sold 517,800 of its shares at $5.80 per share to four institutional investors in a private placement arranged by Josephthal & Company and Intercoastal Financial Services Corp. for an aggregate gross proceeds of approximately $3 million. In connection with the sale, the Company issued 2,000,000 callable warrants to Intercoastal (the "IFSC Warrants") exercisable for a period of three years at an exercise price of $18.00. 1,000,000 of these IFSC Warrants are callable by the Company at 93% of the average price of the common stock for the five days immediately following the call which may be made by the Company following the effectiveness of a registration statement registering the shares underlying the IFSC Warrants. The remaining 1,000,000 IFSC Warrants are callable by the Company three months following the date of effectiveness of such registration statement. The IFSC Warrants are redeemable by the Company at $0.75 per share decreasing to $0.50 in July 2000 and thereafter by $0.05 per month until such redemption price reaches $0.25 per share. In connection with the private placement, the Company issued a) 500,000 four-month warrants to the purchasers of the shares exercisable at $14.875 per share, b) 129,450 three-year warrants to such purchasers exercisable at $7.4375 per share which are also redeemable at the same price as the IFSC Warrants and c) 36,246 warrants exercisable for three years at $5.80 per share to Josephthal & Company, the company's investment banker in connection with the transaction in partial consideration for its introduction of IFSC to the Company.

        D.  Equipment Lease

            In March 2000, the Company entered into a finance lease agreement with Microtech Leasing Corp., a Princeton, New Jersey company for the lease of up to $250 of computer equipment to the Company. The credit facility provides the Company with the ability to obtain certain computer equipment financed by the lease which is secured by such equipment. The Company also agreed to provide Microtech with a UCC financing statement covering the equipment leased pursuant to the agreement. The lease cannot be canceled by the Company during the term of the lease of the equipment which term is set forth on a lease schedule.

                   VIRTUAL COMMUNITIES, INC. AND SUBSIDIARIES

               (U.S. Dollars in thousands except per share data)

Note 12   -  SUBSEQUENT EVENTS (Cont.)

        E.  Lease of Additional Facilities by VCIL

            In January and March 2000, VCIL exercised options for additional space in the Jerusalem Technology Park, Israel, which serves primarily as the Company's software development, programming and communities design center. Total leasehold costs for the new space will equal to approximately $165 per year.

        F.  Increase in the Number of Authorized ISOP Shares.

            In March 2000, the Board of Directors increased the authorized number of shares under the HDG 1999 Stock Option Plan by 500,000 for a total of 1,500,000 shares.



                               #   #   #   #   #

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VIRTUAL COMMUNITIES, INC.


                                        By: /s/ Avi Moskowitz
                                           ----------------------------------
                                           Name:   Avi Moskowitz
                                           Title:  Chairman of the Board of
                                                   Directors, President and
                                                   Chief Executive Officer


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                         Title                          Date
----------                        -----                          ----

/s/Avi Moskowitz
----------------------   Chief Executive Officer,            April 14, 2000
Avi Moskowitz            President and Chairman


/s/Michael Harwayne
----------------------   Chief Operating Officer             April 14, 2000
Michael Harwayne



/s/Ellen Cohl
----------------------   Chief Financial Officer             April 14, 2000
Ellen Cohl


/s/Allan Dalfen
----------------------   Director                            April 14, 2000
Allan Dalfen


/s/
----------------------   Director                            April , 2000
Peter A. Jacobs


/s/
- --------------------   Director                            April , 2000
Fred Lafer


/s/
----------------------   Director                            April , 2000
Robert Levenson


/s/David Morris
----------------------   Director                            April 14, 2000
David Morris


/s/Jonathan Seybold
----------------------   Director                            April 14, 2000
Jonathan Seybold