Form 10KSB40/A
period 1999-12-31
VIRTUAL COMMUNITIES INC/DE/
filed 2000-04-17
CIK 1028718

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             REPORT ON FORM 10-KSB/A

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

                                   1999            1998

                                Low    High     Low       High
                                ---    ----     ---       ----

Quarter ended March 31, 1999    $ .81  $1.50    $2.25     $1.50
Quarter ended June 30, 1999      1.46   4.68     1.00       .5625
Quarter ended Sept. 30, 1999     2.56   4.50     1.0938     .5625
Quarter ended Dec. 31, 1999      3.00   4.68     1.1875     .4375


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

(d) Recent Sales of Unregistered Securities

During the period from December 13, 1999 through April 10, 2000 we sold an aggregate of 1,899,664 shares of restricted common stock for aggregate proceeds of $6,508,050 to accredited investors at prices ranging from $2.11 to $5.80 per share. In connection with these sales, we issued warrants exercisable into an aggregate of 2,981,266 shares of our common stock at exercise prices ranging from $2.11 to $18.00 per share. 500,000 of these warrants are exercisable at $14.875 per share until August 2000. 2,000,000 of these warrants are exercisable at $18.00 until April 2, 2003 and callable by the Company upon the effectiveness of a registration statement registering the shares underlying the warrants at 93% of the then average price of the common stock over a five day period following the call and redeemable by the Company at $.75 per share decreasing to $.50 in June 2000 and thereafter by $.05 per month until a minimum of redemption price $.25 per share. 481,266 of these warrants are exercisable at prices ranging from $2.11 to $7.4375 for different three-year periods that expire between December 2002 through April 2003.

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

Provision for Income Taxes

     At December 31, 1999, we had approximately $7 million in federal net operating loss carryforwards. The federal net operating loss carryforwards will expire between calendar years 2012 and 2019 if not utilized. In addition, the Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available for use in any given period upon the occurrence of various events, including a significant change in ownership interests. To date, we have not utilized any portion of our net operating loss carryforwards to reduce our overall income tax liability.

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

            The Company's revenues from barter transactions for the year ended December 31, 1999 and 1998 was $203 and $279, respectively (See
            Note 2 N)

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

            Legal Proceedings
            -----------------

            Certain shareholders, who held some of VCI Series B preferred stock prior to the Merger, have notified the Company that they believe that they are entitled to additional shares common stock and that they intend to commence an action in connection with such claims. They contend that the reset price for the conversion of the former Series B preferred stock to the common stock of the Company pursuant to the Merger agreement should have been $1.45 rather than the $2.10 used by the Company. While the holders thereof have not filed a suit to date, their claim amounts to approximately 170,000 additional shares of Common Stock of the Company. The Company and its counsel believe that this claim is without merit. The Company intends to defend vigorously any action which may be filed against the Company and its officers and directors in connection with the aforementioned claim.

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