Form 10KSB40/A
period 1999-12-31
VIRTUAL COMMUNITIES INC/DE/
filed 2000-04-19
CIK 1028718

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


                                                        Years Ended December 31,
                                            -----------------------------------------
                                                   1999                        1998
                                                   ----                        ----
                                              (in thousands)              (in thousands)
Statement of Operations Data:
Revenue                                       $       857                  $      819
Operating costs and expenses
   Cost of Revenues                           $     1,816                  $      721
   Selling and marketing expenses             $     1,583                  $      469
   General and administrative                 $     2,222                  $      872
    expenses
   Merger Costs                               $     1,057                         -
   Total operating expenses                   $     6,578                  $    2,062
Operating Loss                                $    (5,821)                 $   (1,243)
Financing expenses, net                       $       109                  $      191
Net loss                                      $    (5,930)                 $   (1,434)
                                              ===========                  ==========

Net loss per share, basic and diluted              $(0.56)                     $(0.17)

Weighted average number of shares
 outstanding basic and diluted                 10,523,530                   8,485,904


                                       December 31, 1999
                                     --------------------
Balance Sheet Data:
Cash and cash equivalents                     $       469
Working deficit                               $    (1,604)
Total assets                                  $     2,364
Total liabilities                             $     2,888
Shareholders' deficit                         $      (524)

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


Historical Comparison of Years Ended December 31, 1999 and 1998


Revenue


     Total Revenues. Total revenues for fiscal years ended December 31, 1998 and December 31,1999 were $819,000 and $857,000, respectively. Revenue to date has almost exclusively been generated by VCI's own online communities, specifically Virtual Jerusalem. In the third quarter of 1999, revenue from CMS Services commenced and is expected to outpace our communities revenue by the end of the first quarter 2000.

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

Legal Proceedings

     Certain shareholders, who held some of VCI Series B Preferred Stock prior to the Merger, have notified the Company that they believe that they are entitled to additional shares Common Stock and that they intend to commence an action in connection with such claims. They contend that the reset price for the conversion of the former Series B Preferred shares to the Common Stock of the Company pursuant to the Merger agreement should have been $1.45 rather than the $2.10 used by the Company. While the holders thereof have not filed a suit to date, their claim amounts to approximately 175,000 additional shares of Common Stock of the Company. The Company and its counsel believe that their claim is without merit. The Company intends to defend vigorously any action which may be filed against the Company and its officers and directors in connection with the aforementioned claim.

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

     For the years ended December 31, 1998 and 1999, VCI incurred net losses of $1,434,000 and $5,930,000 respectively, and had an accumulated deficit of $8,856,000 as of December 31, 1999. To date, neither VCI nor Heuristic Development Group, Inc., our predecessor company, has been profitable on either a quarterly or on annual basis, and we expect to incur net losses in the future. We expect our operating expenses to increase significantly, especially in the areas of CMS sales and marketing, the expansion of our CMS design and development and maintenance business, and, as a result, we will need to increase our revenue substantially to become profitable. If our revenue does not grow as expected or increases in our expenses are not in line with our forecasts, we will continue to incur net losses.

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

     Under the terms of the private placement financing agreements we completed in April 2000 we agreed to file two registration statements registering 518,700 restricted shares of common stock and 2,662,804 restricted shares underlying the warrants issued pursuant to the financing. At the same time, the Company intends to register 1,381,864 restricted shares and 315,570 shares underlying warrants issued to several entities through private placements of the Company's securities completed from December 1999 through February 2000. The holders of such restricted shares, warrants, and options have demand and "piggyback" registration rights with respect their securities in the Company. We intend on filing the first registration statement registering 2,878,938 shares and shares underlying warrants in May 2000 and a second registration registering 2,000,000 shares and shares underlying the Intercoastal warrants in June 2000.

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

  Robert J. Levenson became a director of the Company upon the consummation of the merger in October 1999. Since 1992, he has been a Director of First Data Corp. ("FDC"), a NYSE company. From May 1993 through March 2000, he was an Executive Vice President of FDC. Mr. Levenson is a managing member of Lenox Capital Group, LLC. He formerly served as Senior Executive Vice President, Chief Operating Officer, and Member of the Office of the President of Medco Containment Services, Inc., a provider of managed care prescription benefits. Mr. Levenson was a Director of Medco Containment Services, Inc. from October 1990 until December 1992. From 1985 until October 1990, Mr. Levenson was Group President and Director of ADP. Mr. Levenson is also a director of Vestcom International, Inc., Superior Telecom, Inc. and Emisphere Technologies, Inc.

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

  David Morris became a director of the Company upon the completion of the merger and was a director of VCI from April 1998 and continued until the Merger. Since May 1998, he has been a director of ENG Ltd., a U.K. IT support company which provides web hosting network management services. Since February 1998, he has been a director of Vanco Ltd., a provider of wide area management network systems. Since June 1997, Mr. Morris has been an employee of Monhouse Ltd., a U.K.-based management company and, since June 1998, he has been a director of Monhouse. He is also a director of Kerbybridge Properties, a property investment/development company, and a director of Voyeur Ltd. and PC Clothing, Ltd., two U.K.-based clothing companies since February 1998. From 1996 through 1997, Mr. Morris was an investment trusts specialist for Brewin Dolphin Ltd., a U.K. stock brokerage firm. From January 1995 to December 1995, Mr. Morris was employed by Net Media Ltd., an Israeli Internet service provider, that was partially owned by Mr. Moskowitz until December 1995. Mr. Morris received a Bachelor of Arts degree from University of Westminster, London in 1993.

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

(1) These options were issued pursuant to the Company's employment agreement with Mr. Moskowitz entered into in June 1999.

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

     In September 1999, Avi Moskowitz was granted an additional five-year option to acquire 230,200 shares at $2.10 per share upon entering into an employment agreement with the Company.

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

VCI reserved 726,000 shares (835,626 post merger shares) of common stock for issuance under the 1997 plan. As of March 31, 2000, options for all 835,626 shares were granted and outstanding, and 35,000 options had been exercised. With respect to the 1998 plan, 524,000 shares (603,124 post merger shares) were reserved for issuance. As of March 31, 2000, options for all 524,000 shares were granted and outstanding, and no options had been exercised. With respect to the 1999 plan, 500,000 shares were originally reserved for issuance. The amended and restated 1999 plan increased the number of shares reserved for issuance by 500,000 for a total of 1,000,000 shares (1,151,000 post merger shares). As of March 31, 2000, options for 847,117 shares were granted and outstanding
(975,031 post merger shares), options for 152,883 shares (175,968 post merger shares) were available for grant, and 38,328 options had been exercised.

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

  Name and Address of Beneficial        Number of Shares Beneficially     Percentage of Shares Beneficially
              Owner(2)                              Owned                              Owned(1)
              --------                              -----                              --------
Avi Moskowitz(3)                                    609,693                               3.69%

Peter A. Jacobs(4)                                  205,989                               1.24%

David Morris(5)                                      97,249                                .58%

Michael Harwayne (6)                                 38,366                                .23%

Robert J. Levenson (7)                               54,809                                .33%

Jonathan Seybold(8)                                 157,464                                .95%

Allan Dalfen(9)                                       9,000                                .05%

Fred Lafer(10)                                       21,923                                .13%

Paul and Hannah Lindenblatt(11)                     830,446                               5.03%

Roth Trust(12)                                    1,981,446                              12.01%

Net Results Holdings, LLC(13)                     1,347,687                               8.16%

Grato Holdings (14)                                 798,553                               4.84%

All Directors and Executive Officers              1,194,493                               7.23%

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

(10) Does not include options exercisable into 50,000 shares of common stock granted in November 1999 not exercisable withhin 60 days of April 10, 2000. Also does not include 32,886 shares held by three adult children of Mr. Lafer. Mr. Lafer disclaims beneficial ownership of the shares held by his adult children.

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


/s/Michael Harwayne
----------------------   Chief Operating Officer             April 14, 2000
Michael Harwayne



/s/Ellen Cohl
----------------------   Chief Financial Officer             April 14, 2000
Ellen Cohl


/s/Allan Dalfen
----------------------   Director                            April 14, 2000
Allan Dalfen


/s/
----------------------   Director                            April , 2000
Peter A. Jacobs


/s/ Fred Lafer
----------------------   Director                            April 14, 2000
Fred Lafer


/s/ Robert Levenson
----------------------   Director                            April 14, 2000
Robert Levenson


/s/David Morris
----------------------   Director                            April 14, 2000
David Morris


/s/Jonathan Seybold
----------------------   Director                            April 14, 2000
Jonathan Seybold

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) (1)   FINANCIAL STATEMENTS.

          The following financial statements are included in Part II, Item 7:

Index to Financial Statements                         F-1

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS    F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet                            F-3

Consolidated Statement of Operations                  F-4

Consolidated Statement of Stockholders' Equity        F-5

Consolidated Statement of Cash Flows                  F-6

Notes to Consolidated Financial Statements            F-7 - F-25

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

3(1) Certificate of Incorporation of Heuristic Development Group, as amended, as filed with the Commission as Exhibit XI to Appendix A to Heuristic Development Group's Registration Statement on Form S-4 Amendment No. 1 filed on September 30, 1999 (File No. 333- 87373), is incorporated by reference.

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

 10(15) Letter Guarantee to Allied Investments from Israel General Bank Ltd.. dated December 23, 1998, as filed with the Commission as Exhibit 10(13) to Heuristic Development Group's Registration Statement on Form S-4 on September 17, 1999 (File No. 333-87373), is incorporated by reference.

 10(16) Lease Agreement between J.T.P. The Jerusalem Technology Park Ltd., as Lessor, and Virtual Communities Israel, Ltd., as Lessee, dated May 19, 1999, as filed with the Commission as Exhibit 10(14) to Heuristic Development Group's Registration Statement on Form S-4 on September 17, 1999 (File No. 333-87373), is incorporated by reference.

 10(17) Letter Guarantee to J.T.P. The Jerusalem Technology Park Ltd. from Israel General Bank Ltd.. dated August 16, 1999, as filed with the Commission as Exhibit 10(15) to Heuristic Development Group's Registration Statement on Form S-4 on September 17, 1999 (File No. 333-87373), is incorporated by reference.

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

 10(30) Escrow Agreement among Heuristic Development Group, American Stock Transfer & Trust Company, and shareholders of Heuristic Development Group, as filed with the Commission as Exhibit 10.2 to Heuristic Development Group's Registration Statement on Form SB-2 filed on December 11, 1996 (File No. 333-17635), is incorporated by reference.

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