Form 10QSB
period 2000-03-31
VIRTUAL COMMUNITIES INC/DE/
filed 2000-05-15
CIK 1028718

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

FORM 10-QSB

                                  -------------

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission file number 001-12637

                            VIRTUAL COMMUNITIES, INC.
                 ----------------------------------------------
              (Exact name of small business issuer in its charter)



         DELAWARE                                           11-3383125
--------------------------------                       ---------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

589 EIGHTH AVENUE 7th FLOOR, NEW YORK, NEW YORK                 10018
-----------------------------------------------               ---------
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
State the number of shares outstanding of each of the issuer's common equity as of May 4, 2000: 16,500,244 shares of Common Stock, $.01 par value.

                                      INDEX

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed Balance Sheets - March 31, 2000......................

           Condensed Statements of Operations - Three Months ended March 31,
           2000 and 1999..................................................

           Condensed Statements of Cash Flows - Three Months ended March 31,
           2000 and 1999..................................................

           Notes to Financial Statements..................................

Item 2.    Management's Discussion and Analysis
           Of Financial Condition and Results of Operations...............

Part II.   OTHER INFORMATION

Item 6.    Exhibits and Reports ..........................................

SIGNATURES................................................................



Part 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

                           VIRTUAL COMMUNITIES, INC.
                                AND SUBSIDIARIES

                         CONDENSED INTERIM CONSOLIDATED
                              FINANCIAL STATEMENTS
                              as of March 31, 2000
                              --------------------
                               (In U.S. dollars)
                                  (Unaudited)

                   VIRTUAL COMMUNITIES, INC. AND SUBSIDIARIES

                  CONDENSED INTERIM CONSOLIDATED BALANCE SHEET
                (U.S. Dollars in thousands except per share data)



                                                                      March 31
                                                                        2000
                                                                     -----------
                                                                     (Unaudited)
                                                                     -----------
ASSETS
Current Assets
 Cash and cash equivalents                                           $   156
 Trade receivables, net of allowance for doubtful
  debts of $15                                                           344
 Other receivables                                                       184
                                                                     -----------
   Total current assets                                                  684

Property and Equipment, net of accumulated depreciation and
  amortization                                                         1,682

Severance Pay Deposits                                                   112

Other Assets                                                           1,109
                                                                     -----------
   Total Assets                                                      $ 3,587
                                                                     ===========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities
 Short-term bank borrowings and current maturities of
  long-term loan                                                     $   641
 Shareholders' loans                                                     175
 Accounts payables and accrued expenses                                2,520
                                                                     -----------
   Total current liabilities                                           3,336
                                                                     -----------
Long-Term Liabilities
 Long-term loan                                                          253
 Accrued severance pay                                                   405
                                                                     -----------
   Total long-term liabilities                                           658
                                                                     -----------
   Total liabilities                                                   3,994
                                                                     -----------
Minority Interest                                                        154
                                                                     -----------
Shareholders' Deficiency
 Preferred stock of $0.01 par value
  Authorized - 5,000,000 shares; none issued and outstanding               -
 Common stock of $0.01 par value
  Authorized - 45,000,000 shares; issued and outstanding -
  15,859,947 shares                                                      158
 Additional paid-in capital                                           10,957
 Accumulated deficit                                                 (11,526)
                                                                     -----------
                                                                        (411)
 Treasury stock 149,900 shares at cost                                  (150)
                                                                     -----------
   Total shareholders' deficiency                                       (561)
                                                                     -----------
   Total liabilities and shareholders' deficiency                    $ 3,587
                                                                     ===========

    The accompanying notes form an integral part of the financial statements.

                   VIRTUAL COMMUNITIES, INC. AND SUBSIDIARIES

                         CONDENSED INTERIM CONSOLIDATED
                           STATEMENTS OF OPERATIONS
                (U.S. Dollars in thousands except per share data)




                                                For the three months
                                                  ended March 31
                                                  --------------
                                               2000              1999
                                               ----              ----
                                                     (Unaudited)
                                                     -----------

REVENUES                                   $       453        $      172
                                           -----------        ----------

OPERATING COST AND EXPENSES

 Cost of revenues                                  909               237

 Research and development                          220                 -

 Selling and marketing expenses                    911               202

 General and administrative expenses             1,118               359
                                           -----------        ----------

 Total operating costs and expenses              3,158               798

 Operating loss                                 (2,705)             (626)

 Financing expenses, net                           (21)              (46)

 Minority interest in loss of subsidiary            56                 -
                                           -----------        ----------

 Net loss                                  $    (2,670)       $     (672)
                                           ===========        ==========
NET LOSS PER SHARE, BASIC AND DILUTED           $(0.18)           $(0.09)
                                           ===========        ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING,
 BASIC AND DILUTED                          15,177,587         7,320,605
                                            ==========         =========

    The accompanying notes form an integral part of the financial statements.

                   VIRTUAL COMMUNITIES, INC. AND SUBSIDIARIES

               CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES
                           IN SHAREHOLDERS' DEFICIENCY
                (U.S. Dollars in thousands except per share data)
                                   (Unaudited)

                                 Common stock            Additional      Accumulated       Treasury        Total
                             Shares          Amount       paid-in          deficit          stock
                                                          capital
                             ------          ------       -------          -------          -----          ------

Balance as of
  January 1, 2000            14,630,224         $ 146        $ 8,336          $ (8,856)       $  (150)      $  (524)

Common stock issued             981,864             9          2,470                 -              -         2,479

Common stock issued
 upon exercise of
 warrants and options           247,859             3            151                 -              -           154

Net loss                              -             -              -            (2,670)             -        (2,670)
                             ----------         -----        -------          --------        -------       -------

                             15,859,947         $ 158        $10,957          $(11,526)       $  (150)      $  (561)
                             ==========         =====        =======          ========        =======       =======











    The accompanying notes form an integral part of the financial statements.

                   VIRTUAL COMMUNITIES, INC. AND SUBSIDIARIES

                         CONDENSED INTERIM CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                (U.S. Dollars in thousands except per share data)



                                                           For the three months
                                                              ended March 31
                                                              --------------
                                                             2000          1999
                                                             ----          ----
                                                                 (Unaudited)
                                                                 -----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                  $(2,670)    $  (672)
 Adjustments to reconcile net loss to net cash used in
  operating activities (see below)                             735        (110)
                                                           -------     -------
   Net cash used in operating activities                    (1,935)       (782)
                                                           -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of fixed assets                                     (659)       (107)
 Investment in other assets                                   (364)          -
 Investment in subsidiary                                       23           -
                                                           -------     -------
   Net cash used in investing activities                    (1,000)       (107)
                                                           -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Short-term bank borrowing, net                                (91)        (23)
 Receipt of shareholders' loans                                  -         150
 Repayment of shareholders' loans                               (6)       (200)
 Receipt of long-term loan                                      86           -
 Receipt (repayment) of convertible loans (*)                    -         (75)
 Issuance of shares                                          2,633         148
 Issuance of preferred stock, series A                           -         815
                                                           -------     -------
   Net cash provided by financing activities                 2,622         815
                                                           -------     -------

DECREASE IN CASH AND CASH EQUIVALENTS                         (313)        (74)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                           469         574
                                                           -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   156     $   500
                                                           =======     =======

ADJUSTMENT TO RECONCILE NET LOSS TO
 NET CASH USED IN
  OPERATING ACTIVITIES:
  Items not involving operating cash flows:
   Depreciation                                            $  189         $  31
   Accrued severance pay, net                                   1            (3)
   Minority interest in loss of subsidiary                    (56)            -
  Changes in operating assets and liabilities
   Increase in receivables, net                              (145)         (107)
   Increase in other receivables                              (55)            -
   Increase (decrease) in payable and accrued expenses        801           (31)
                                                           -------      -------
                                                           $  735         $(110)
                                                           =======      =======
PURCHASE OF SUBSIDIARY
 Fair value of assets acquired                               (318)            -
 Liabilities assumed and minority interest                    341             -
                                                           -------      -------
                                                               23             -
                                                           =======      =======
NONCASH TRANSACTIONS
 Issuance of preferred stock,
  Series A upon conversions of loans (*)                   $  -         $   500

 Investment in other assets on credit                      $  155       $     -
                                                           =======      =======

    The accompanying notes form an integral part of the financial statements.

                   VIRTUAL COMMUNITIES, INC. AND SUBSIDIARIES

                   NOTES TO THE CONDENSED INTERIM CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1   -  BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States relating to the provision of interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and notes for the year ended December 31, 1999.


Note 2   -  ACQUISITION OF CORTEXT LTD.

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

            Pursuant to the terms of the SPA, VCI was issued shares of Cortext so that it holds approximately 54% of the outstanding shares of Cortext following the payment of certain funds to and on behalf of Cortext. Depending upon Cortext's completion of certain software development milestones set forth in the SPA and additional payments by VCI, up to 60% of the equity of Cortext could be acquired by VCI by August 2000. Purchase price for the entire transaction is expected to be $760.

                  VIRTUAL COMMUNITIES, INC. AND SUBSIDIARIES

                  NOTES TO THE CONDENSED INTERIM CONSOLIDATED
                         FINANCIAL STATEMENTS (CONT.)
               (U.S. Dollars in thousands except per share data)
                                  (Unaudited)



Note 2   -  ACQUISITION OF CORTEXT LTD. (Cont.)

            Simultaneously with execution of the SPA, VCI and Cortext entered into an Assignment Agreement with Planet Communications Ltd. ("Planet"), an Israel-based unaffiliated third party holder of 50% of the rights in Cortext's Magazine Software whereby Planet agreed to irrevocably assign all of its rights, title and interest in the Magazine Software to Cortext in consideration of VCI's payment of a portion of the transaction consideration on behalf of Cortext and subject to such third party's retaining the right to sell up to ten Magazine Software End User licenses. Cortext agreed to provide Planet with certain upgrades and technical support services in connection with such End User licenses if and when the same are granted. The majority of the payments to Planet have been made and its assignment of its rights to the Magazine Software has been effectuated. A portion of the payments to Planet are to be paid in installments over a period of six months from the date of the Assignment Agreement and the SPA. Following the assignment of the rights by Planet, Cortext holds 100% of the rights in and to the Magazine Software.

            The transaction was accounted for as a purchase. The purchase method of accounting allocates the aggregate purchase price to the assets acquired and liabilities assumed based upon their respective fair values. The excess of the purchase price over the fair value of assets and liabilities acquired of approximately $367 was allocated to intellectual property and it is included in other assets.

                  VIRTUAL COMMUNITIES, INC. AND SUBSIDIARIES

                  NOTES TO THE CONDENSED INTERIM CONSOLIDATED
                         FINANCIAL STATEMENTS (CONT.)
               (U.S. Dollars in thousands except per share data)
                                  (Unaudited)


Note 3   -  COMMITMENTS

     A. In March 2000, the Company entered into a finance lease agreement with Microtech Leasing Corp., a Princeton, New Jersey company for the lease of up to $250 of computer equipment to the Company. The credit facility provides the Company with the ability to obtain certain computer equipment financed by the lease which is secured by such equipment. The Company also agreed to provide Microtech with a UCC financing statement covering the equipment leased pursuant to the agreement. The lease cannot be canceled by the Company during the term of the lease of the equipment which term is set forth on a lease schedule.

     B. In January and March 2000, the Company's Israel subsidiary, Virtual Communities Israel Ltd. ("VCIL") exercised options for additional space in the Jerusalem Technology Park, Israel, which serves primarily as the Company's software development, programming and communities design center. Total leasehold costs for the new space will equal to approximately $165 per year.


Note 4   -  SHARE CAPITAL

     A. During the quarter, the Company issued 981,864 shares of common stock at prices per share ranging from $2.11 to $3.42 to 12 individuals and entities, including three existing non-U.S. shareholders of the Company, for aggregate gross proceeds of $2,524. In connection with the issuance of 468,098 of such shares to three existing shareholders of the Company, the Company issued three-year warrants to acquire a total of 46,808 shares of common stock at exercise prices ranging from $2.11 to $2.75. The Company paid consultant and finders fees related to this financing in the form of three-year warrants exercisable into 108,762 shares of common stock at exercise prices ranging between $2.11 and $3.42 per share.

     B. During the quarter, warrants exercisable into 212,859 shares of common stock were converted.

     C. During the quarter, 821,500 stock options were granted under the VCI Stock Option Plan, 35,000 options were exercised into shares of common stock and 193,600 options were forfeited.

                  VIRTUAL COMMUNITIES, INC. AND SUBSIDIARIES

                  NOTES TO THE CONDENSED INTERIM CONSOLIDATED
                         FINANCIAL STATEMENTS (CONT.)
               (U.S. Dollars in thousands except per share data)
                                  (Unaudited)


Note 4   -  SHARE CAPITAL (Cont.)

     D.     Increase in the Number of Authorized ISOP Shares.

            In March 2000, the Board of Directors approved the increase in the authorized number of shares under the HDG 1999 Stock Option Plan by 500,000 for a total of 1,500,000 shares.

Note 5   -  SUBSEQUENT EVENT

     A. In April 2000, the Company sold 517,800 of its shares at $5.80 per share to four institutional investors in a private placement arranged by Josephthal & Company and Intercoastal Financial Services Corp. for an aggregate gross proceeds of approximately $3,000. In connection with the sale, the Company issued 2,000,000 callable warrants to Intercoastal (the "IFSC Warrants") exercisable for a period of three years at an exercise price of $18.00. 1,000,000 of these IFSC Warrants are callable by the Company at 93% of the average price of the common stock for the five days immediately following the call which may be made by the Company following the effectiveness of a registration statement registering the shares underlying the IFSC Warrants. The remaining 1,000,000 IFSC Warrants are callable by the Company three months following the date of effectiveness of such registration statement. The IFSC Warrants are redeemable by the Company at $0.75 per share decreasing to $0.50 in July 2000 and thereafter by $0.05 per month until such redemption price reaches $0.25 per share. In connection with the private placement, the Company issued a) 500,000 four-month warrants to the purchasers of the shares exercisable at $14.875 per share, b) 129,450 three-year warrants to such purchasers exercisable at $7.4375 per share which are also redeemable at the same price as the IFSC Warrants and c) 36,246 warrants exercisable for three years at $5.80 per share to Josephthal & Company, the company's investment banker in connection with the transaction in partial consideration for its introduction of IFSC to the Company.

        B. Short-term loan in the amount of $150 was converted into 297,672 shares of common stock.

        C. In April 2000, the Board of Directors approved the increase in the authorized number of shares under the HDG 1999 Stock Option Plan by an additional 500,000 for a total aggregate of 2,000,000 shares reserved for issuance thereunder. This increase is subject to ratification by the shareholders, which ratification has been solicited as part of the Company's Annual Meeting of Shareholders scheduled for June 6, 2000.

                  VIRTUAL COMMUNITIES, INC. AND SUBSIDIARIES

                  NOTES TO THE CONDENSED INTERIM CONSOLIDATED
                         FINANCIAL STATEMENTS (CONT.)
               (U.S. Dollars in thousands except per share data)
                                  (Unaudited)



Note 6   -  SEGEMENT INFOMATION

            Under the provisions of SFAS No. 131 the Company's activities fall within two main operating segments: The Online Comuunities Division and the Content Management Solution Division. The following table sets forth the Company's industry segment.


                                                    For the three months
                                                       ended March 31
                                                       --------------
                                                    2000             1999
                                                    ----             ----
                                                          (Unaudited)
                                                          -----------
Revenues:
 Online communities                               $   147           $  172
 Content Management Solution                          292                -
 Other                                                 14                -
                                                  -------           ------
Consolidated                                      $   453           $  172
                                                  =======           ======

Operating loss:
 Online communities                               $(1,997)          $ (626)
 Content Management Solution                         (502)               -
 Other                                               (206)               -
                                                  -------           ------
Consolidated                                      $(2,705)          $ (626)
                                                  =======           ======

Identifiable assets:
 Online communities                               $ 1,592           $1,095
 Content Management Solution                        1,387                -
 Other                                                608                -
                                                  -------           ------
Consolidated                                      $ 3,587           $1,095
                                                  =======           ======



                                  # # # # # #

Item 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations

The following description of our financial condition and results of operations should be read in conjunction with the financial information included in this Form 10Q Quarterly Report. The description contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements.

Overview

  Virtual Communities, Inc. (the "Company") is a developer and publisher of online business-to-business and business-to-consumer communities. Through its proprietary Community Management Solution (CMS), the Company designs and develops web-based vertical communities containing a comprehensive suite of products and services that includes web publishing and content management software, integrated e-commerce solutions and best-of-breed interactive community features. The Company also provides its CMS clients with editorial and marketing services. CMS provides a rapid, 90-day, one-stop solution for creating an online community that contains all the web tools required for managing content, conducting e-commerce and attracting and retaining online visitors.

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

  VCI was incorporated in August 1996 as Virtual Jerusalem Ltd., Inc. It was founded to develop, acquire and operate online communities on the Web targeted to members of demographic groups with interests in their historical ethnic backgrounds and who want to share information with other members with like interests. In June 1997, VCI acquired substantially all of the assets and outstanding shares of Virtual Communities Israel Ltd. formerly called Virtual Jerusalem Ltd. ("VCIL"), an Israeli corporation formed in 1996 by the founders of VCI that developed and published an Internet Web site called Virtual Jerusalem. VCIL currently maintains online communities published by the Company (see below), performs certain programming, design, software development and web maintenance services for the Company's CMS business pursuant to a Cost Plus Agreement and certain general and administrative duties on behalf of the Company pursuant to a Financial Services Agreement between the entities.

  Based upon our expertise in designing and developing our own communities and the Web sites of the content partners of our online communities since 1996, in mid 1999 we began offering our Community Management Solution (CMS) Web site design and development services to others on a fee for services basis. To date, we have entered into four design and development agreements for the installation of CMS and are currently negotiating the sale of additional systems to others. Such agreements call for the creation of an online community within a 90-day period in consideration and the licensing of multiple interactive elements and Web services for a fee payable over such 90-day period. We typically take 50% of our fee in the form of equity of the CMS client.

  In addition, we enter into maintenance agreements with our CMS clients that commence upon the completion of the development of their online communities and pursuant to which we provide them with hosting, maintenance and other services. The term of these maintenance agreements is for one year and may be extended for additional one-year periods on agreement by the Company and the CMS client. The Company typically charges a monthly fee for its maintenance services.

  VCI also publishes its own proprietary online communities: Virtual Jerusalem (www.virtualjerusalem.com), Virtual HolyLand (www.virtualholyland.com), Virtual Ireland (www.virtualireland.com), Virtual Italy (www.virtualitaly.com) and Virtual India (www.virtualindia.com). Rather than create our own content for these properties, we aggregate content, including news and features from our content partner Web sites. In consideration for our use of their content, we offer our content partners a variety of benefits such as a portion of advertising revenues, links back to their sites and interactive elements. We supplement the content on our Web communities by adding a variety of interactive and community-enhancing elements, such as free e-mail, weather, bulletin boards and chat services. We obtain the rights to use these elements or "modules" by licensing the technologies from various Internet service providers. Our communities are presented in an easy to use channel format and are designed to create a cohesive and comprehensive Web environment targeted to specific demographic profiles.

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

  We project increased revenues from banner advertising sales as we solicit advertisers which seek the types of Web sites developed by us since such sites deliver an audience comprised of a specific demographic profile to which such advertisers can tailor a targeted campaign.

  We are also introducing e-commerce programs on our communities powered by Intershop Software. We intend on charging a fee of $175 to $500 for each store placed on one of our communities and receive a percentage of gross sales equal to 10%. We expect e-commerce transactions to generate an increasing percentage of our revenues in the future. To the extent that the number of users on our online communities is less than anticipated, that such users do not engage in e-commerce transactions or that we do not establish attractive e-commerce programs on our communities, revenues generated from e-commerce will be less than projected.

  We believe that the continued expansion of our CMS operations and marketing efforts for CMS sales and our own communities is essential to achieving our financial goals. We therefore intend to continue to substantially increase expenditures in all areas of our operations, resulting in continued increases in cost of revenues and selling, general and administrative expenses. To the extent that such expenses precede or are not subsequently followed by increased revenues, our business, financial condition and operating results will be materially adversely affected.

Historical Results of Operations

Historical Comparison of Three Months Ended March 31, 2000 and 1999

Revenues

  Total Revenues. Total revenues for the three months ended March 31, 1999 and March 31, 2000 were $172,000 and $453,000, respectively, reflecting a 163% increase in revenues. Revenue during the first quarter of 1999 was generated exclusively from our Online Communities segment, where as in the first quarter 2000, revenue was derived from both the CMS Services segment and the Online Communities segment.

  CMS Services Revenues. CMS Services revenues commenced in the third quarter of 1999 and has quickly become our primary source of revenue due to the relatively higher value of CMS agreements over advertising agreements and as the Company's CMS marketing efforts begin to bear results. We receive both cash and equity from a CMS client that serves to demonstrate our long-term commitment to our CMS customers. For the three months ended March 31, 2000, CMS Services revenue amounted to $292,000 or 64% of total revenue. This revenue was generated in its entirety from two CMS customers. To date, VCI has entered into four CMS agreements. Should VCI fails to secure enter into additional CMS agreements, VCI's business, financial condition and operating results will be materially adversely affected.

  CMS Services are considered, for accounting purposes, software products and technology, and therefore, revenue therefrom is recognized in accordance with Statement of Position (SOP) 97-2, as amended by SOP 98-4 and SOP 98-9. Therefore, revenue is recognized upon delivery, when collection is probable, the fee is fixed and determinable, vendor-specific objective evidence exists to allocate the total fee to the elements of the arrangement and persuasive evidence of an arrangement exists. Revenue for maintenance and support services are deferred and recognized ratably over the service period.

  Online Communities Revenues. Online Communities revenues consist of banner advertising, web site hosting and web site production services. Revenues from banner advertising accounted for approximately $80,000 and $118,000, for the three months ended March 31, 1999 and 2000, respectively, reflecting a 48% increase. Banner advertising is expected to continue to rise due to an increased sales staff and marketing efforts. In addition, most of the lengths of advertising contracts have steadily increased. To date, we have signed banner advertising contracts for revenues recognizable in the second to fourth quarters of 2000 approximating $345,000.

  Of the total banner advertising revenue earned from advertisements placed on our own communities, barter advertising accounted for 1% and 30% of such revenues for the three months ended March 31, 1999 and 2000, respectively. This current barter advertising revenue is primarily due to a twelve-month agreement with Continental Airlines for airline tickets, in exchange for advertising placements on an online community for equivalent value. The Company is currently negotiating the renewal of this agreement for an additional twelve month period at approximately the same value. Revenue from barter transactions is calculated based upon the fair market value of the goods or services received.

  To date, we have not derived significant revenue from e-commerce commissions. E-commerce commission revenues accounted for 8% and 4% of total revenues for the three-month periods ended March 31, 1999 and 2000, respectively. The decrease reflects our winding down of relationships with individual e-commerce partners, in anticipation of re-launching a new e-commerce program utilizing new software licensed by the Company. In December 1999, we signed a contract with Intershop, Inc., provider of e-commerce technologies for this software. We expect our e-commerce revenues to increase over subsequent quarters upon implementation of this Intershop e-commerce technology on each of our online communities.

Cost of Revenues

     CMS Services Cost of Revenues. Cost of revenue for the CMS Services segment consists primarily of salaries of the CMS support team and licensing fees for software licensed by the Company for use in the CMS system. Cost of revenue for the CMS Services segment, which commenced in the third quarter of 1999, amounted to $358,000, or 123% of CMS Services revenue for the three months ended March 31, 2000.

     Online Communities Cost of Revenues. Cost of revenue for the Online Communities segment consists primarily of expenditures for technical support of our online communities, Internet access and connectivity, Web site production, editorial services, content development and maintenance and client services. Cost of revenue for the Online Communities amounted to $237,000, or 138%, and $551,000, or 375% of Online Communities revenue, for the three months ended March 31, 1999 and 2000. This increase is primarily due to the increased hiring
of additional editorial personnel, required for building out and   launching
three additional communities between the first quarter of 1999 and the first quarter of 2000 and increased overhead and support services required to support expanded operations.

Research and Development

  For the first time in Q1 2000, the Company recorded $220,000 in research and development expenses in conjunction with the Company's development of compatible software for the Cortext content management and web publishing software and used by the Company as the central component of its CMS system.

Sales and Marketing

  Selling and marketing expenses consist of salaries, travel expenses for sales staff, sales commissions, advertising revenue sharing with content partners, marketing expenses for CMS service and online communities. Sales and marketing amounted to $202,000, or 117% of revenue, and $911,000, or 201% of revenue, for the three months ended March 31, 1999 and 2000, respectively. The salary expense increased by 112% over the first quarter of 1999, as we hired additional sales and marketing personnel and, in addition, dedicated a resource to administer our advertisement management program. In the first quarter of 2000, marketing and advertising expense tripled as compared to the first quarter of the previous year, as we conducted a campaign launching the Company's CMS Services, and at the same time, aggressively marketed our online communities in order to increase the numbers of users and registrants on such communities.

General and Administrative

  General and administrative expenses consist primarily of salaries and legal and professional services. In addition, legal fees, our rent, utilities and administrative employee benefits are included in general and administrative expenses. General and administrative expenses amounted to $359,000, or 209% of revenue, and $1,118,000, or 247% of revenue for the three months ended March 31, 1999 and 2000, respectively. This increase was primarily due to increased hiring of personnel, overhead and support services required to support the expansion of operations. In addition, legal fees increased significantly for work related to special projects and new contract formation.

Liquidity and Capital Resources

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

  In April 2000, the Company sold 517,800 of its shares at $5.80 per share to four institutional investors in a private placement arranged by Josephthal & Co., Inc. and Intercoastal Financial Services Corp. In connection with the sale, the Company issued 2,000,000 callable warrants to Intercoastal (the "IFSC Warrants") exercisable for a period of three years at an exercise price of $18.00 per share. 1,000,000 of these IFSC Warrants are callable by the Company at 93% of the average price of the Common Stock for the five days immediately following the call which may be made by the Company following the effectiveness of a registration statement registering the shares underlying the IFSC Warrants. The remaining 1,000,000 IFSC Warrants are callable by the Company three months following the date of effectiveness of such registration statement. The IFSC Warrants are redeemable by the Company at $0.75 per share decreasing to $0.50 in July 2000 and thereafter by $0.05 per month until such redemption price reaches $0.25 per share. In connection with the private placement, the Company issued
a) 500,000 four-month warrants to the purchasers of the shares exercisable at $14.875 per share, b) 129,450 three-year warrants to such purchasers exercisable at $7.4375 per share which are also redeemable at the same price as the IFSC Warrants and c) 36,246 warrants exercisable for three years at $5.80 per share to Josephthal & Company, the company's investment banker in connection with the transaction in partial consideration for its introduction of IFSC to the Company.

  We maintain an operating line of credit with Israel General Bank in the amount of $560,000. As of March 31, 2000, the amount outstanding on this line of credit totaled $515,000. Israel General Bank has also provided us with a $58,000 guarantee for three months rent on the leaseholds occupied by Virtual Communities Israel, Ltd.

  In June 1999, Virtual Communities Israel, Ltd., ("VCIL"), one of our Israeli subsidiaries, entered into a three-year lease for approximately 10,000 square feet of office space in Jerusalem for approximately $45,000 in quarterly leasehold costs which payments commenced in December 1999. In January and March 2000, VCIL exercised options for additional space which serves primarily as the Company's software development, programming and communities design center. Total leasehold costs for the new space will equal to approximately $165,000 per year. In July 1999, we entered into a five-year lease for approximately 5,000 square feet of office space in New York City for a rental fee of approximately $22,500 per quarter. In October 1999, we exercised our option to lease an additional 5,000 square feet of office space in the same building for a five-year time at a monthly rental of approximately $8,250. In addition, the lessor of the new Jerusalem premises is contributing $234,000 in build out costs that VCIL is obligated to repay over the course of the lease term. In January 1999, VCIL entered into a three-year lease for approximately 3,800 square feet of office space in Jerusalem which it vacated upon our move to new premises in August 1999 and which it intends to sublet upon vacancy of the current sub-lessor in July 2000. Although VCIL believes that it will be able to continue to sublet such space, our management cannot assure you that it will be successful in doing so, and in the event such space cannot be sublet, we would be obligated to pay approximately $15,000 in quarterly leasehold fees in addition to the lease costs for our new premises until December 2001.

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

Legal Proceedings

  On April 14, 2000, a Complaint was filed against VCI in the Supreme Court of the State of New York, County of New York, by six investors in VCI who acquired Series B Preferred Stock of VCI pursuant to a private placement of VCI's securities in August 1999 prior to its merger with, and into a wholly-owned subsidiary of Heuristic Development Group, Inc. on October 29, 1999 (the "Merger"). The plaintiffs claim that they are entitled to additional shares of VCI Common Stock as a result of a provision in the Private placement Memorandum, pursuant to which they acquired their securities in VCI, providing for a reset of the conversion price of the plaintiffs' Series B Preferred Shares into Common Stock of VCI. The original conversion price set forth in the Memorandum was $2.10, however this conversion price was subject to a reset to $1.45 in the event that VCI did not close the Merger by August 31, 1999, which date was subsequently extended to September 30, 1999 by a Supplement to the Private Placement Memorandum dated May 27th 1999. The Supplement also stated that such date could be further extended to October 31, 1999 in the event VCI received a letter from its outside counsel stating that the Merger closing was delayed by the SEC for reasons beyond the Company's control. VCI received such a letter from its outside counsel on September 29, 1999 and the Merger closed on October 29, 1999. Plaintiffs in this action have demanded a judgment in the form of additional shares, and, alternatively, granting money damages in favor of the Plaintiffs computed at the highest price of VCI shares trading on NASDAQ during the period subsequent to the merger date and attorneys fees, costs and disbursements of the action.

In the event the Plaintiffs are successful in this action they would be entitled to approximately 52,320 shares of Common Stock and Series B Preferred Shareholders as a group would be entitled to approximately 175,000 additional shares of Common Stock of the Company after adjustment for the exchange ratio of
1.151 to 1 used to calculate the number of new shares of Common Stock in the merged Company that former VCI shareholders would be entitled to pursuant to the Agreement and Plan of Merger. The Company and its counsel believe that this claim is without merit. The Company intends to defend vigorously any action which may be filed against the Company and its officers and directors in connection with the aforementioned claim.

Part II.   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

EXHIBITS

Exhibit No.    Description of document
-----------    -----------------------

10(1) Share Purchase Agreement between Virtual Communities, Inc., Cortext Ltd., Ran Eilam and Noam Ilan dated February 7, 2000, as filed with the Commission as Exhibit 10(40) to Virtual Communities, Inc.'s Registration Statement on Form SB-2 filed on May 5, 2000, is incorporated by reference.

10(2) Assignment Agreement between Planet Communications Ltd, Cortext Ltd., and Virtual Communities, Inc., dated February 10, 2000, as filed with the Commission as Exhibit 10(41) to Virtual Communities, Inc.'s Registration Statement on Form SB-2 filed on May 5, 2000, is incorporated by reference.

REPORTS ON FORM 8-K

On February 18, 2000, the Registrant ("VCI") filed a Form 8-K related to its February 10, 1999 Share Purchase Agreement ("SPA") with Cortext Ltd. ("Cortext"), a corporation registered under the laws of the State of Israel, and the principal shareholders of Cortext, to acquire a majority interest in the equity of Cortext. Cortext was established in 1996 and is engaged in the development and licensing of content management software for web publishers. VCI currently utilizes Cortext's Magazine Software pursuant to a License Agreement with Cortext dated July 18, 1999 to manage content on several of the ethnic communities published by VCI and as a central component of its Community Management Solution (CMS) turnkey solution which it markets and licenses to third party web publishers.

Pursuant to the terms of the SPA, VCI was issued shares of Cortext so that it holds approximately 54% of the outstanding shares of Cortext following the payment of certain funds to and on behalf of Cortext. VCI will acquire additional shares so that it will hold 60% of the equity of Cortext by August 2000 depending upon Cortext's completion of certain software development milestones set forth in the SPA and additional payments by VCI. Pursuant to the SPA, the total amount of payments to be made by VCI to and on behalf of Cortext (see below), including repayment of certain Cortext loans, amounts to $760,000.

Simultaneously with execution of the SPA, VCI and Cortext entered into an Assignment Agreement with Planet Communications Ltd. ("Planet"), an Israel-based unaffiliated third party holder of 50% of the rights in Cortext's Magazine Software whereby Planet agreed to irrevocably assign all of its rights, title and interest in the Magazine Software to Cortext in consideration of VCI's payment of approximately $425,000 on behalf of Cortext and subject to such third party's retaining the right to sell up to ten Magazine Software End User licenses. Cortext agreed to provide Planet with certain upgrades and technical support services in connection with such End User licenses if and when the same are granted. The majority of the payments to Planet have been made and its assignment of its rights to the Magazine Software has been effectuated. A portion of the payments to such third party are to be paid in installments over a period of six months period from the date of the Assignment Agreement and the

SPA. Following the assignment of the rights by Planet, Cortext holds 100% of the rights in and to the Magazine Software.

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

                                                 VIRTUAL COMMUNITIES, INC.


Date: May 15, 2000                               by: /s/ Avi Moskowitz
                                                ------------------------------
                                                    Avi Moskowitz, President
                                                    (Principal Executive and
                                                     Financial Officer)