Form 10QSB
period 2000-06-30
VIRTUAL COMMUNITIES INC/DE/
filed 2000-08-15
CIK 1028718

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                 -------------

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission file number 001-12637

                           VIRTUAL COMMUNITIES, INC.
                ----------------------------------------------
             (Exact name of small business issuer in its charter)



          DELAWARE                                          11-3383125
--------------------------------                       ---------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

589 EIGHTH AVENUE 7th FLOOR, NEW YORK, NEW YORK                 10018
----------------------------------------------                ---------
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
State the number of shares outstanding of each of the issuer's common equity as of June 30, 2000: 16,985,443 shares of Common Stock, $.01 par value.

                                     INDEX

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed Balance Sheets - June 30, 2000......................

           Condensed Statements of Operations - Six Months ended June 30,
           2000 and 1999.................................................

           Condensed Statements of Cash Flows - Six Months ended June 30,
           2000 and 1999.................................................

           Notes to Financial Statements.................................

Item 2.    Management's Discussion and Analysis
           Of Financial Condition and Results of Operations

Part II.   OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds.....................

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information.............................................

Item 6.    Exhibits and Reports..........................................

SIGNATURES...............................................................



Part 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

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

Overview

  Virtual Communities, Inc. (the "Company") is a developer and publisher of online business-to-business and business-to-consumer communities. The Company also licenses Cortext Web development and site management software. Through its proprietary Community Management Solution (CMS), the Company designs and develops web-based communities containing a comprehensive suite of products and services that including the Cortext software, integrated e-commerce solutions and best-of-breed interactive community features. CMS provides a one-stop solution for creating an online community that contains all the web tools required for managing content, conducting e-commerce and attracting and retaining online visitors.

  The Company, a Delaware corporation formerly known as Heuristic Development Group, Inc. ("HDG"), consummated a merger (the "Merger") with Virtual Communities, Inc. ("VCI"), also a Delaware corporation, in October 1999. Prior to the Merger, HDG was a development stage company organized to develop, design and market fitness-related products. In 1999, HDG decided to pursue a strategy of acquisition of an existing company culminating in the merger with VCI. VCI was organized in 1996 to develop and operate online communities on the Web targeted to specific ethnic groups. After the Merger, we changed our name to Virtual Communities, Inc., to reflect that our Company's business is now the development and operation of online communities and related services for third parties, the publishing of our own online communities and the licensing of Cortext software. In March 2000, we merged this wholly owned subsidiary into the parent company.

  Based upon its experience in designing and developing online communities, in Q3 1999 the Company began offering its Community Management Solution ("CMS") Web site design and development services to third parties on a fee for services basis. The Company has sold four CMS Systems to date, the most recent one in April 2000, pursuant to design and development agreements and maintenance agreements that commence upon the completion of CMS development.

     VCI also publishes proprietary online communities: virtualjerusalem.com, virtualholyland.com, virtualireland.com, www.virtualitaly.com and virtualindia.com which were developed by the Company between 1996 and 1999 and are designed to create a comprehensive Web environment targeted to specific demographic profiles. In July 2000, the Company implemented a restructuring of its business activities to focus primarily on developing and marketing software for Web development and site management. In line with this new strategy, the Company announced its intention to sell these communities. The Company is currently seeking to enter into a transaction(s) that would transfer partial or complete ownership of these communities. It has also restructured its Internet technologies division to focus on further development of Cortext software. As a result of this restructuring, the Company reduced its editorial staff located in its New York and Jerusalem offices by 50%.

     As part of the restructuring, the Company terminated most of its marketing agreements related to the online communities and also eliminated several technical, marketing and administrative staff positions that supported the online communities and CMS operations in New York. It has also shifted certain technical and administrative functions from its New York offices to VCIL, its Israeli subsidiary, to achieve efficiencies. Following the restructuring, the Company employs 105 persons worldwide compared to approximately 155 employees prior to the restructuring.

     In connection with the restructuring of its operations the Company established a VCIX 2000 Corporate Reorganization Severance Plan (the "Plan"), effective as of July 24, 2000. The Plan was established to offer eligible employees of the Company who suffer an involuntary termination of employment as a result of the restructuring, the option to elect to receive severance pay and additional benefits. The Plan is intended to constitute an "employee welfare benefit plan" under Section 3(1) of the Employee Retirement Income Security Act of 1974, as amended.

     In connection with the restructuring, the Company also enacted a Retention Plan to retain members of the editorial staff of the communities for the purpose of ensuring that the communities continue to be operated in an effective manner until such time as the Company sells them or until such time as operations are terminated.

  We believe that continued enhancement of the Cortext Web development and site management software and commencement of marketing efforts for Cortext software are essential to achieving our financial goals. While we have significantly reduced expenditures in operations such as online communities and CMS, we anticipate increases in cost of Cortext related revenues, marketing and administrative expenses as we focus on the continued development of the Cortext software and commence marketing activities for the same. To the extent that such expenses significantly precede or are not subsequently followed by revenues from sales of the Cortext software, our business, financial condition and operating results will be materially adversely affected.

Historical Results of Operations

Historical Comparison of Six Months Ended June 30, 2000 and 1999

Revenues

     Total revenues for the six months ended June 30, 2000 were $627,000. Revenues during the first half of 1999 were generated exclusively from our Online Communities and are reflected in Discontinued Operations. CMS Services revenues commenced in the third quarter of 1999. For the six months ended June 30, 2000, all revenues were generated from CMS Services. To date, VCI has entered into four CMS agreements.

     CMS Services are considered, for accounting purposes, software products and technology, and therefore, revenue from the sale of CMS Services is recognized in accordance with Statement of Position (SOP) 97-2, as amended by SOP 98-4 and SOP 98-9. Therefore, revenue is recognized upon delivery, when collection is probable, the fee is fixed and determinable, vendor-specific objective evidence exists to allocate the total fee to the elements of the arrangement and persuasive evidence of an arrangement exists. Revenue for maintenance and support services are deferred and recognized ratably over the service period.


Cost of Revenues

     Cost of revenues consists primarily of salaries of the CMS and Cortext support teams and licensing fees for software licensed by the Company for use in the CMS system. Costs of Revenues for the six months ended June 30, 2000 were $1,316,000. No comparable Cost of Revenues were incurred during the six months ended June 30, 1999 since we entered the CMS and Cortext business in the third quarter of 1999.

Research and Development

  During the six months ended June 30, 2000, the Company recorded $665,000 in research and development expenses in conjunction with the Company's development of compatible software for the Cortext Web development and site management software licensed to the Company and used by it as the central component of its CMS system and in licensing third parties for use of the Cortext software. No

Research and Development expenses were incurred during the six months ended June 30, 1999.

Selling and Marketing

  Selling and marketing expenses consist of salaries, travel expenses for sales and marketing staff and marketing expenses incurred in promoting CMS Services and Cortext. Selling and Marketing expenses incurred during the six months ended June 30, 2000 amounted to $727,000. No Selling and Marketing expenses were incurred during the six months ended June 30, 1999 since CMS and Cortext sales activities were not initiated until the third quarter of 1999.

General and Administrative

  General and administrative expenses consist primarily of salaries and legal and professional services. In addition, our rent, utilities and administrative employee benefits are included in general and administrative expenses. General and administrative expenses amounted to $1,800,000 and $891,000 for the six months ended June 30, 2000 and 1999, respectively. This increase was primarily due to increased hiring of personnel; expansion of office space; and, increased use of support services related to the expansion of CMS operations and Cortext development. In addition, legal fees increased significantly for work related to special projects, new contract formation and the acquisition of the Cortext subsidiary in February 2000.

Discontinued Operations

     We recently announced our intention to sell the Online Communities. Thus, second quarter 2000 financial results reflect the Online Communities as Discontinued Operations. The financial results of all prior periods have been restated accordingly. Losses from Discontinued Operations were $2,721,000 and $649,000 for the six months ended June 30, 2000 and 1999, respectively. The reported losses include revenues of $363,000 and $345,000 for the six months ended June 30, 2000 and 1999, respectively. The overall increase in reported losses reflects a significant expansion in the scope of the Online Communities. Increased personnel costs were incurred as the sites added functionality and features. Marketing expenses also expanded significantly during the first half of 2000 compared to the first half of 1999 resulting in a significant increase in registered users and traffic on the Online Communities' sites. The loss from Discontinued Operations for the six months ended June 30, 2000 also reflects the severance and retention costs associated with the restructuring.

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

     During the first quarter of 2000, the Company issued 981,864 shares of common stock at prices per share ranging from $2.11 to $3.42 to 12 individuals and entities, including three existing non-U.S. shareholders of the Company, for aggregate gross proceeds of $2,524,000. In connection with the issuance of 468,098 of such shares to three existing shareholders of the Company, the Company issued three-year warrants to acquire a total of 46,808 shares of common stock at exercise prices ranging from $2.11 to $2.75. The Company paid consultant and finders fees related to this financing in the form of three-year warrants exercisable into 108,762 shares of common stock at exercise prices ranging between $2.11 and $3.42 per share.

     In April 2000, the Company sold 517,800 of its shares at $5.80 per share to four institutional investors in a private placement arranged by Josephthal & Company and Intercoastal Financial Services Corp. ("Intercoastal") for an aggregate gross proceeds of approximately $3,000,000 (the "IFSC Financing"). In connection with the private placement, the Company issued a) 500,000 four-month warrants to the purchasers of the shares exercisable at $14.875 per share, b) 129,450 three-year warrants to such purchasers exercisable at $7.4375 per share which are redeemable at the price of $c) 36,246 warrants exercisable for three years at $5.80 per share to Josephthal & Company d) and 2,000,000 callable warrants which were cancelled in July 2000.

     In June 2000, the Company borrowed $1,000,000 from an institutional investor in the IFSC financing. The loan and interest thereon is due on July 27, 2000 or will be convertible, at the holder's option, into securities of the Company pursuant to a proposed private placement financing. The loan was converted into 1,010 shares of Series C Preferred Stock of the Company in July 2000 as part of such financing.

     In July 2000, the Company entered into a $5,500,000 follow-on financing agreement with several institutional investors in the IFSC Financing. Pursuant to the financing agreement, the Company will sell up to 5,500 shares of Series C preferred stock in several tranches through August 31, 2000. The first tranche, consisting of the conversion of the $1,000,000 loan made in June 2000 by one of the IFSC Financing investors, and $500,000 in cash from a second investor, closed on July 28, 2000. A second tranche of $500,000 from a third investor closed on August 8, 2000. The preferred stock is convertible for a period of three years into shares of common stock at conversion prices as defined in the agreement. The Company also issued to the IFSC investors three-year warrants exercisable into common stock at $2.25 per share.

     The Company entered into a Registration Rights agreement with the investors and investment bankers pursuant to which it must file, within 30 days of the closing date, and get effective, within 90 days, a registration statement with the Securities and Exchange Commission registering the securities issued in connection with the preferred stock financing. The investors can force the Company to redeem the preferred stock at 130% of the purchase price in the event the common stock convertible from the preferred stock is not registered within 90 days.

  The Company maintains an operating line of credit with Israel General Bank in the amount of $560,000. As of June 30, 2000, the amount outstanding on this line of credit totaled $549,000. Israel General Bank has also provided us with a $58,000 guarantee for three months rent on the leaseholds occupied by Virtual Communities Israel, Ltd.

     In July 1999, we entered into a five-year lease for approximately 5,000 square feet of office space in New York City for a rental fee of approximately $22,500 per quarter. In October 1999, we exercised our option to lease an additional 5,000 square feet of office space in the same building for a five-year term at a monthly rental of approximately $8,250. In June 1999, Virtual Communities Israel, Ltd., ("VCIL"), one of our Israeli subsidiaries, entered into a three-year lease for approximately 10,000 square feet of office space in Jerusalem for approximately $45,000 in quarterly leasehold costs which payments commenced in December 1999. In January and March 2000, VCIL exercised options for additional space that serves primarily as the Company's software development, programming and communities design center. Total leasehold costs for the new space are approximately $165,000 per year. In addition, the lessor of the new Jerusalem premises is contributing $234,000 in build out costs that VCIL is obligated to repay over the course of the lease term. In January 1999, VCIL entered into a three-year lease for approximately 3,800 square feet of office space in Jerusalem which it vacated upon our move to new premises in August 1999 and which it intends to sublet upon vacancy of the current sub-lessor in July 2000. Although VCIL believes that it will be able to continue to sublet such space, our management cannot assure you that it will be successful in doing so, and in the event such space cannot be sublet, we would be obligated to pay approximately $15,000 in quarterly leasehold fees in addition to the lease costs for our new premises until December 2001.

     Given our recently announced change in strategic direction to focus on the licensing of Cortext technology, we anticipate that future capital expenditure levels will be significantly less than previous expenditure levels.

  In March 2000, the Company entered into a finance lease agreement with Microtech Leasing Corp., a Princeton, New Jersey company for the lease of up to $250,000 of computer equipment to the Company. The credit facility provides the Company with the ability to obtain certain computer equipment financed by the lease that is secured by such equipment.

     In June 2000, the Company entered into a finance lease agreement with Syscap Computer Rentals PLC, a U.K. entity, to obtain certain equipment required by the Company in the U.K. The Company entered into a 24 month lease for approximately $420,000 worth of computer and Internet equipment pursuant to the agreement with Syscap and can acquire such equipment in consideration for an additional monthly payment. The lease is secured by the equipment.

  We anticipate that our existing cash balance combined with the net proceeds that will be realized from the sale of additional shares of Preferred Stock pursuant to our current private placement offering, anticipated revenue from operations and proceeds from the sale of the Online Communities will be sufficient to meet our working capital and capital expenditure needs through December 31, 2000. If the cash that we generate from our operations and from the sale of the Online Communities is insufficient to satisfy our liquidity requirements after this period, then we may need to sell additional securities.

The sale of additional equity or convertible debt securities may result in additional dilution to our shareholders. We may not be able to raise any additional capital or obtain such capital on acceptable terms.

Legal Proceedings

  On April 14, 2000, a Complaint was filed against VCI in the Supreme Court of the State of New York, County of New York, by six investors in VCI who acquired Series B Preferred Stock of VCI pursuant to a private placement of VCI's securities in August 1999 prior to its merger with, and into a wholly-owned subsidiary of Heuristic Development Group, Inc. on October 29, 1999 (the "Merger"). The plaintiffs claim that they are entitled to additional shares of VCI Common Stock as a result of a provision in the Private Placement Memorandum, pursuant to which they acquired their securities in VCI, providing for a reset of the conversion price of the plaintiffs' Series B Preferred Shares into Common Stock of VCI. In the event the Plaintiffs are successful in this action they would be entitled to approximately 52,320 shares of Common Stock and Series B Preferred Shareholders as a group would be entitled to approximately 175,000 additional shares of Common Stock of the Company. The Company believes that the complaint is without merit and intends to vigorously defend such action.

     In July 2000, a complaint was filed in the Los Angeles Superior Court against the Company and a placement agency retained by the Company by a former employee of the Company claiming wrongful termination of employment and reinstatement of his position with the Company as well as compensatory and punitive damages. The Company believes that the complaint is without merit and intends to vigorously defend such action.

Part II.   OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds


     In April 2000, the Company sold 517,800 of its shares at $5.80 per share to four institutional investors in a private placement arranged by Josephthal & Company and Intercoastal Financial Services Corp. ("Intercoastal") for an aggregate gross proceeds of approximately $3,000,000 (the "IFSC Financing"). In connection with the private placement, the Company issued a) 500,000 four-month warrants to the purchasers of the shares exercisable at $14.875 per share, b) 129,450 three-year warrants to such purchasers exercisable at $7.4375 per share which are redeemable at the price of $_______ c) 36,246 warrants exercisable for three years at $5.80 per share to Josephthal & Company d) and 2,000,000 callable warrants which were cancelled in July 2000.

     In June 2000, the Company borrowed $1,000,000 from an institutional investor in the IFSC financing. The loan and interest thereon is due on July 27, 2000 or will be convertible, at the holder's option, into securities of the Company pursuant to a proposed private placement financing. The loan was converted into 1,010 shares of Series C Preferred Stock of the Company in July 2000 as part of such financing.

Item 4. Submission of Matters to a Vote of Security Holders

     a) The Company held its Annual Meeting of Stockholders at 10:30 AM on June 6, 2000 at the Company's New York City offices. Shares of Common Stock present in person or proxy were 12,369,857 out of a total of 16,500,214 issued and outstanding shares as of the record date of the Meeting, May 4, 2000.

     b) At the meeting, the following individuals we re-elected to serve as directors of the Company for the year 2000: Avi Moskowitz, Robert J. Levenson, Fred S. Lafer, Allan Dalfen, Peter A. Jacobs, David Morris and Jonathan Seybold. The vote for each such director was 12,354,157 in favor and 15,700 against. Mr. Seybold subsequently resigned from the Board of Directors for personal reasons and has not been replaced as of the date of this Report.

     c) Additional matters voted at the meeting included (i) the ratification of the appointment of Arthur Andersen LLC as auditors of the Company and (ii) the ratification and approval of amendments to the 1999 Incentive Stock Plan of the Company. The stockholders ratified the Director's adoption of amendments to the Company's Post-Merger Incentive Stock Plan to increase the number of reserved shares of Common Stock for issuance under the Plan by another 1,000,000 shares from 1,000,000 to 2,000,000 and to increase the amount of securities issuable under the Post-Merger Plan each year so that the maximum annual replenishment in 2001 and thereafter shall increase to 5% of outstanding shares in lieu of 2% limitation originally set forth in the Plan.

     The vote for ratification of Arthur Andersen was 7,056,649 in favor, 247,320 against and 9,100 abstentions.

     The vote for ratification of amendments to the Incentive Stock Plan was 12,364,632 in favor, 3,223 against with no abstentions.

Item 5. Other Information

     In July 2000, Safety Director.com, Inc., a CMS client of the Company ("SD"), accepted certain deliverables delivered by the Company in June 2000 pursuant to a Site Design & Development Agreement dated April 13, 2000 and a subsequent Site Specification. It made a payment to the Company for such deliverables as specified in the Development Agreement. At the same time, the Company and SD entered into a Termination Agreement whereby they agreed to terminate the Development Agreement in consideration for additional future payments to the Company subject to the Company forgoing certain options exercisable into equity of SD as originally contemplated by the Development Agreement, and further provided, that the Company comply with the terms of a Maintenance Agreement entered into by the parties in April 2000 for which SD shall pay a monthly fee for as long as SD requests VCI to provide certain hosting and maintenance services.


Item 6. Exhibits and Reports on Form 8-K

EXHIBITS

Exhibit No.    Description of document
-----------    -----------------------

10(49) Bridge Loan Note by Virtual Communities, Inc. in favor of Aspen International dated June 26, 2000.

10(50) Conversion of Promissory Note Letter by Aspen International, Ltd. dated August 2, 2000.

10(51) Termination Agreement and Mutual Release by and between Intercoastal Financial Services Corp. and Virtual Communities, Inc. dated July 28, 2000.

REPORTS ON FORM 8-K

On April 6, 2000, the Registrant ("VCI") filed a Current Report on Form 8-K (and amended the same on April 10, 2000 by filing a Form 8-KA related thereto) containing pro forma financial information relating to Registrant's acquisition of a majority interest in Cortext Ltd. ("Cortext"), a corporation registered under the laws of the State of Israel, and the principal shareholders of Cortext, pursuant to its February 1999 Share Purchase Agreement ("SPA").


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    VIRTUAL COMMUNITIES, INC.


Date: August 14, 2000                               by: /s/ Avi Moskowitz
                                                ------------------------------
                                                    Avi Moskowitz, President
                                                 (Principal Executive Officer)

Date: August 14, 2000                               by: /s/ Arthur Dubroff
                                                ------------------------------
                                                        Arthur Dubroff, CFO
                                                 (Principal Financial Officer)

                            VIRTUAL COMMUNITIES, INC.

                         CONDENSED INTERIM CONSOLIDATED
                              FINANCIAL STATEMENTS
                               as of June 30, 2000
                               -------------------
                                (In U.S. dollars)
                                   (Unaudited)

                            VIRTUAL COMMUNITIES, INC.


               CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000


                                    Contents
                                    --------


                                                                           Page
                                                                         -------

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheet                                               2

  Consolidated Statements of Operations                                    3

  Consolidated Statements of Shareholders' Deficiency                      4

  Consolidated Statements of Cash Flows                                    5

  Notes to the Consolidated Financial Statements                         6 - 11

                            VIRTUAL COMMUNITIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (U.S. Dollars in thousands except per share data)


                                                                            June 30
                                                                              2000
                                                                          -----------
                                                                          (Unaudited)
                                                                          -----------

ASSETS
Current Assets
  Cash and cash equivalents                                                $   365
  Trade receivables, net of allowance for doubtful debts of $28
                                                                               237
  Other receivables                                                            143
  Assets of discontinued operations                                            422
                                                                           -------
         Total current assets                                                1,167

Property and Equipment, net of depreciation and amortization of $ 578        1,981

Severance Pay Deposits                                                         138

Other assets                                                                 1,179
                                                                           -------
         Total assets                                                      $ 4,465
                                                                           =======

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities
  Short-term bank borrowings and current maturities of long-term loan      $   664
  Shareholders' loans                                                           24
                                                                           -------
  Payables and accrued expenses                                              3,325
                                                                           -------
         Total current liabilities                                           4,013

Long-Term Liabilities
  Convertible Loan                                                           1,000
  Long-term loan                                                               339
  Accrued severance pay                                                        471
                                                                           -------
         Total long-term liabilities                                         1,810
                                                                           -------
       Total liabilities                                                     5,823
                                                                           -------
Minority Interest                                                              143

Shareholders' Deficiency
  Share capital
    Shares of $0.0001 par value
      Preferred stock of $0.01 par value
       Authorized - 5,000,000 shares; none issued and outstanding
      Common stock of $0.01 par value
       Authorized - 45,000,000 shares; issued and outstanding -
       16,985,443 shares                                                       169
  Additional paid-in capital                                                13,903
  Accumulated deficit                                                      (15,423)
                                                                           -------
                                                                            (1,351)
  Treasury stock 149,900 shares at cost                                       (150)
                                                                           -------
         Total shareholders' deficiency                                     (1,501)
                                                                           -------
         Total liabilities and shareholders' deficiency                    $ 4,465
                                                                           =======

    The accompanying notes form an integral part of the financial statements.

                            VIRTUAL COMMUNITIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (U.S. Dollars in thousands except share and per share data )



                                                For the three                For the six
                                                months ended                 months ended
                                                  June 30                       June 30
                                           ---------------------         -------------------
                                           2000             1999         2000           1999
                                           ----             ----         ----           ----
                                                (Unaudited)                  (Unaudited)
                                           ---------------------         -------------------

REVENUES                                 $        321   $       --     $        627   $       --

COST AND EXPENSES

  Cost of revenues                                748           --            1,316           --

  Research and development                        392           --              665           --

  Selling and marketing expenses                  475           --              727           --

  General and administrative expenses           1,013            532          1,800            891

  Expenses of merger                             --              241           --              241
                                         ------------   ------------   ------------   ------------
       Total operating costs and
         expenses                               2,628            773          4,508          1,132
                                         ------------   ------------   ------------   ------------

       Operating loss                          (2,307)          (773)        (3,881)        (1,132)

Financing expenses, net                           (63)           (12)           (84)           (58)

Minority interest in loss of subsidiary            63           --              119           --
                                         ------------   ------------   ------------   ------------
       Loss from continuing operations         (2,307)          (785)        (3,846)        (1,190)

Discontinued operations                        (1,590)          (382)        (2,721)          (649)
                                         ------------   ------------   ------------   ------------

       Net loss                          $     (3,897)  $     (1,167)  $     (6,567)  $     (1,839)
                                         ============   ============   ============   ============

NET LOSS PER SHARE, BASIC
  AND DILUTED:
    Continuing operations                $      (0.14)  $      (0.08)  $      (0.24)  $      (0.12)
    Discontinued operations              $      (0.09)  $      (0.04)  $      (0.17)  $      (0.07)
                                         ------------   ------------   ------------   ------------
       Net loss per share                $      (0.23)  $      (0.12)  $      (0.41)  $      (0.19)
                                         ============   ============   ============   ============
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING, BASIC AND
  DILUTED                                  16,821,625      9,827,556     16,006,451      9,801,887
                                         ============   ============   ============   ============


    The accompanying notes form an integral part of the financial statements

                            VIRTUAL COMMUNITIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                           IN SHAREHOLDERS' DEFICIENCY
                  (U.S. Dollars in thousands except share data)
                                   (Unaudited)



                             Common stock      Additional
                             ------------       paid-in      Accumulated   Treasury
                           Shares     Amount    capital        deficit       stock      Total
                           ------     ------   ----------    -----------   --------     -----

Balance as of
  January 1, 2000        14,630,224     $146     $ 8,336      $ (8,856)      $(150)     $ (524)

Common stock issued       1,499,664       14       5,120            --          --       5,134

Common stock issued
  Upon exercise of
  Warrants and options      557,883        6         300            --          --         306

Common stock issued
  Upon conversion of
  Loans                     297,672        3         147            --          --         150

Net loss                        --        --          --        (6,567)         --      (6,567)
                         ----------     ----     -------      --------       -----     -------

                         16,985,443     $169     $13,903      $(15,423)      $(150)    $(1,501)
                         ==========     ====     =======      ========       =====     =======


    The accompanying notes form an integral part of the financial statements

                            VIRTUAL COMMUNITIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (U.S. Dollars in thousands)


                                                               For the six months ended
                                                                         June 30
                                                               -------------------------
                                                                    2000         1999
                                                                    ----         ----
                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $(6,567)     $(1,839)
  Adjustments to reconcile net loss to net cash used in
    operating activities (see below)                                1,686          361
                                                                  -------      -------
     Net cash used in operating activities                         (4,881)      (1,478)
                                                                  -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                         (1,279)        (281)
  Investment in other assets                                         (511)        --
  Investment in subsidiary                                             23         --
                                                                  -------      -------
     Net cash used in investing activities                        (1,767)        (281)
                                                                  -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term bank borrowing, net                                      (68)         (42)
  Receipt of shareholders' loans                                     --            150
  Repayment of shareholders' loans                                   --           (200)
  Receipt of long-term loan                                           172         --
  Receipt (repayment) of convertible loans                          1,000          (75)
  Issuance of common stock                                          5,440          148
  Issuance of preferred stock, Series A and B                        --          1,572
                                                                  -------      -------
      Net cash provided by financing activities                     6,544        1,553
                                                                  -------      -------

DECREASE IN CASH AND CASH EQUIVALENTS                                (104)        (206)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                 469          574
                                                                  -------      -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                   $   365      $   368
                                                                  =======      =======


ADJUSTMENT TO RECONCILE NET LOSS TO NET
  CASH USED IN OPERATING ACTIVITIES:
    Items not involving operating cash flows:
      Depreciation                                                $   401      $    64
      Accrued severance pay, net                                       41            3
      Minority interest in loss of subsidiary                        (119)        --
    Changes in operating assets and liabilities
      Increase in receivables                                        (280)        (156)
      Decrease in other receivables                                  ( 26)        --
      Increase in payable and accrued expenses                      1,669          450
                                                                  -------      -------
                                                                  $ 1,686      $   361
                                                                  =======      =======
PURCHASE OF SUBSIDIARY
  Fair value of assets acquired                                   $  (318)     $  --
  Liabilities assumed and minority interest                           341         --
                                                                  -------      -------
                                                                  $    23      $  --
NONCASH TRANSACTIONS
  Issuance of preferred stock, Series A upon conversion of loans  $  --        $   500
                                                                  =======      =======
  Investment in other assets on credit                            $   113      $  --
                                                                  =======      =======
  Issuance of common stock upon conversion of loans               $   150      $  --
                                                                  =======      =======

    The accompanying notes form an integral part of the financial statements

                            VIRTUAL COMMUNITIES, INC.

                   NOTES TO THE CONDENSED INTERIM CONSOLIDATED
                              FINANCIAL STATEMENTS
                           (U.S. dollars in thousands)
                                   (Unaudited)


Note 1   -    BASIS OF PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles relating to the provision of interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and notes for the year ended December 31, 1999.


Note 2   -    ACQUISITION OF CORTEXT LTD.

              In February 2000, VCI entered into a Share Purchase Agreement ("SPA") with Cortext Ltd. ("Cortext"), a corporation registered under the laws of the State of Israel, and the principal shareholders of Cortext, to acquire approximately 60% interest in the equity of Cortext. Cortext is engaged in the development and licensing of content management software for web developers.

              Simultaneously with execution of the SPA, VCI and Cortext entered into an Assignment Agreement with Planet Communications Ltd. ("Planet"), an Israel-based unaffiliated third party holder of 50% of the rights in Cortext's Magazine Software whereby Planet agreed to irrevocably assign all of its rights, title and interest in the Magazine Software to Cortext in consideration of approximately $425.

              The transaction was accounted for as a purchase. The purchase method of accounting allocates the aggregate purchase price to the assets acquired and liabilities assumed based upon their respective fair values. The excess of the purchase price over the fair value of assets and liabilities acquired of approximately $423 was allocated to intellectual property, of which the unamortized portion of $386 is included in other assets.

                            VIRTUAL COMMUNITIES, INC.

                   NOTES TO THE CONDENSED INTERIM CONSOLIDATED
                          FINANCIAL STATEMENTS (Cont.)
                           (U.S. dollars in thousands)
                                   (Unaudited)


Note 2   -    ACQUISITION OF CORTEXT LTD. (Cont.)

              Subsequent to balance sheet date, the Company entered into a Share Transfer Agreement with the principal shareholders of Cortext Ltd. Pursuant to the Share Transfer Agreement, VCIX will acquire 20% of Cortext's outstanding equity from Cortext's principal shareholders in stages over a five-month period ending December 2000 in consideration for an aggregate $900.


Note 3   -    CONVERTIBLE LOAN

              In June 2000, the Company borrowed $1,000 from an institutional investor in the IFSC Financing. The loan bears interest at the rate of 12% per annum. The loan and interest thereon is due on July 27, 2000 or will be convertible, at the holder's option, into securities of the Company pursuant to a proposed private placement financing. The loan was converted into 1,010 shares of Series C Preferred Stock of the Company in July 2000 as part of such financing.


Note 4   -    COMMITMENTS

              A. In March 2000, the Company entered into a finance lease agreement with Microtech Leasing Corp., a Princeton, New Jersey company for the lease of up to $250 of computer equipment to the Company. The credit facility provides the Company with the ability to obtain certain computer equipment financed by the lease that is secured by such equipment. The Company also agreed to provide Microtech with a UCC financing statement covering the equipment leased pursuant to the agreement. The lease cannot be canceled by the Company during the term of the lease of the equipment which term is set forth on a lease schedule.

                     In June 2000, the Company entered into a finance lease agreement with Syscap Computer Rentals PLC, a U.K. entity to obtain certain equipment required by the Company in the U.K. The Company entered into a 24 month lease for approximately $420 of computer and Internet equipment and can acquire such equipment in consideration for an additional monthly payment. The lease is secured by the equipment.

                            VIRTUAL COMMUNITIES, INC.

                   NOTES TO THE CONDENSED INTERIM CONSOLIDATED
                          FINANCIAL STATEMENTS (Cont.)
                           (U.S. dollars in thousands)
                                   (Unaudited)




Note 4   -    COMMITMENTS (Cont.)

              B. In January and March 2000, the Company's Israel subsidiary, Virtual Communities Israel Ltd. ("VCIL") exercised options for additional space in the Jerusalem Technology Park, Israel, which serves primarily as the Company's software development, programming and communities design center. Total leasehold costs for the new space are approximately $165 per year.

Note 5   -    SHARE CAPITAL

              A. During the first quarter of 2000, the Company issued 981,864 shares of common stock at prices per share ranging from $2.11 to $3.42 to 12 individuals and entities, including three existing non-U.S. shareholders of the Company, for aggregate gross proceeds of $2,524. In connection with the issuance of 468,098 of such shares to three existing shareholders of the Company, the Company issued three-year warrants to acquire a total of 46,808 shares of common stock at exercise prices ranging from $2.11 to $2.75. The Company paid consultant and finders fees related to this financing in the form of three-year warrants exercisable into 108,762 shares of common stock at exercise prices ranging between $2.11 and $3.42 per share.

              B. During the period, warrants exercisable into 442,446 shares of common stock were converted.

              C. In April 2000, the Company sold 517,800 of its shares at $5.80 per share to four institutional investors in a private placement arranged by Josephthal & Company and Intercoastal Financial Services Corp. ("Intercoastal") for an aggregate gross proceeds of approximately $3,000 (the "IFSC Financing"). In connection with the private placement, the Company issued a) 500,000 four-month warrants to the purchasers of the shares exercisable at $14.875 per share, b) 129,450 three-year warrants to such purchasers exercisable at $7.4375 per share c) 36,246 warrants exercisable for three years at $5.80 per share to Josephthal & Company and d) 2,000,000 one year callable warrants exercisable at a price ranging from $18.00 to $27.00 per share which were cancelled in July 2000.

              D. During the period, a short-term loan in the amount of $150 was converted into 297,672 shares of common stock.

                            VIRTUAL COMMUNITIES, INC.

                   NOTES TO THE CONDENSED INTERIM CONSOLIDATED
                          FINANCIAL STATEMENTS (Cont.)
                           (U.S. dollars in thousands)
                                   (Unaudited)



Note 5   -    SHARE CAPITAL (Cont.)

              E. During the period, 821,500 stock options were granted under VCI Stock Option Plans, 115,437 options were exercised into shares of common stock and 193,600 options were forfeited.

              F.     Increase in the Number of Authorized ISOP Shares.

                     In March 2000, the Board of Directors approved the increase in the authorized number of shares under the HDG 1999 Stock Option Plan by 500,000 for a total of 1,500,000 shares. In June 2000 the shareholders of the Company ratified an increase of 1,000,000 authorized shares under the plan for a total of 2,000,000 shares, including the 500,000 approved by the Directors in March 2000.


Note 6   -    SUBSEQUENT EVENTS

              A. In July 2000, the Company entered into a $5,500 follow-on financing agreement with several institutional investors in the IFSC Financing. Pursuant to the financing agreement, the Company will sell up to 5,500 shares of Series C preferred stock in several tranches through August 31, 2000. The first tranche, consisting of the conversion of the $1,000 loan made in June 2000 by one of the IFSC Financing investors and $500 in cash from a second investor, closed on July 28, 2000. A second tranche of $500 from a third investor closed on August 8, 2000. The preferred stock is convertible for a period of three years into shares of common stock at conversion prices as defined in the agreement. The Company also issued to the IFSC investors up to 977,777 three-year warrants exercisable into common stock at $2.25 per share.

                     In connection with the follow-on financing, the Company and Intercoastal entered into an agreement canceling the 2,000,000 warrants issued as part of IFSC Financing.

                            VIRTUAL COMMUNITIES, INC.

                   NOTES TO THE CONDENSED INTERIM CONSOLIDATED
                          FINANCIAL STATEMENTS (Cont.)
                           (U.S. dollars in thousands)
                                   (Unaudited)



Note 6   -    SUBSEQUENT EVENTS (Cont.)

              B. In July 2000, the Company implemented a restructuring of its business activities to focus primarily on developing and marketing software for Web development and site management. In line with this new strategy, the Company announced its intention to sell its portfolio of online communities. The Company is currently seeking to enter into a transaction that would transfer partial or complete ownership of its online communities. It has also restructured its Internet technologies division to focus on further development of Cortext software. As a result of this restructuring, the Company reduced its editorial staff located in the Company's New York and Jerusalem offices by approximately 50%. The Company also terminated most of its marketing agreements related to the communities and eliminated several technical, marketing and administrative staff positions that supported the communities and other operations in New York and Israel and shifted certain technical and administrative functions to its Israeli subsidiary to achieve efficiencies.

                     Accordingly, the online communities division has been accounted for as a discontinued operation. The accompanying financial statements have been restated to separately report the assets and operating results of these discontinued operations. The loss from discontinued operations includes estimated termination costs of approximately $365.

                     In connection with the restructuring and the discontinuation of the online communities division, the Company established a VCIX 2000 Corporate Reorganization Severance Plan (the "Severance Plan"), effective as of July 24, 2000. The Plan was established to offer eligible employees of the Company who suffer an involuntary termination of employment as a result of the restructuring, the option to elect to receive severance pay and additional benefits. The Plan is intended to constitute an "employee welfare benefit plan" under Section 3(1) of the Employee Retirement Income Security Act of 1974, as amended.

                            VIRTUAL COMMUNITIES, INC.

                   NOTES TO THE CONDENSED INTERIM CONSOLIDATED
                          FINANCIAL STATEMENTS (Cont.)
                           (U.S. dollars in thousands)
                                   (Unaudited)



Note 6   -     SUBSEQUENT EVENTS (Cont.)

               B. (Cont.)

                  In addition, the Company enacted a Retention Plan to retain members of the editorial staff of the communities for the purpose of ensuring that the communities continue to be operated in an effective manner until such time as the Company sells them or until operations are terminated. Employees who receive the bonus are not eligible to receive severance payments under the Severance Plan.

                  As a result of the restructuring and the discontinuation of the online communities division, the Company will operate under one business segment.