Form 10QSB/A
period 2000-06-30
VIRTUAL COMMUNITIES INC/DE/
filed 2000-08-18
CIK 1028718

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

Explanatory Note


Registrant's 10-QSB is hereby amended and restated from the 10-QSB filed with the Commission on August 15, 2000, which was not filed in its entirety due to an error made by the Registrant's EDGAR filing agent. Specifically, this Amendment sets forth the terms of the redemption prices with respect to warrants issued in connection with the Company's private placement in April 2000, when the Company sold 517,800 of its shares at $5.80 per share to four institutional investors in a private placement arranged by Josephthal & Company and Intercostal Financial Services Corp. ("Intercoastal") for an aggregate gross proceeds of approximately $3,000,000 (the "IFSC Financing"). In connection with the private placement, the Company issued a) 500,000 four-month warrants to the purchasers of the shares exercisable at $14.875 per share, b) 129,450 three-year warrants to such purchasers exercisable at $7.4375 per share which are redeemable at the price of $0.75 per share decreasing to $0.50 in July 2000 and thereafter by $0.05 per month until such redemption price reaches $0.25 per share, c) 36,246 warrants exercisable for three years at $5.80 per share to Joesphthal & Company, d) and 2,000,000 callable warrants which were cancelled in July 2000.

                                     INDEX

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)..............................   1

           Condensed Balance Sheets - June 30, 2000...................... F-2

           Condensed Statements of Operations - Six Months ended June 30,
           2000 and 1999................................................. F-3

           Condensed Statements of Cash Flows - Six Months ended June 30,
           2000 and 1999................................................. F-5

           Notes to Financial Statements................................. F-6-11

Item 2.    Management's Discussion and Analysis
           Of Financial Condition and Results of Operations..............   1

Part II.   OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds.....................   6

Item 4.    Submission of Matters to a Vote of Security Holders...........   6

Item 5.    Other Information.............................................   7

Item 6.    Exhibits and Reports..........................................   7

SIGNATURES...............................................................   8

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

Discontinued Operations

     We recently announced our intention to sell the Online Communities. Thus, second quarter 2000 financial results reflect the Online Communities as Discontinued Operations. The financial results of all prior periods have been restated accordingly. Losses from Discontinued Operations were $2,721,000 and $649,000 for the six months ended June 30, 2000 and 1999, respectively. The reported losses include revenues of $363,000 and $345,000 for the six months ended June 30, 2000 and 1999, respectively. The overall increase in reported losses reflects a significant expansion in the scope of the Online Communities. Increased personnel costs were incurred as the sites added functionality and features. Marketing expenses also expanded significantly during the first half of 2000 compared to the first half of 1999, resulting in a significant increase in registered users and traffic on the Online Communities sites. The loss from Discontinued Operations for the six months ended June 30, 2000 also reflects the severance and retention costs associated with the restructuring.

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

     In April 2000, the Company sold 517,800 of its shares at $5.80 per share to four institutional investors in a private placement arranged by Josephthal & Company and Intercoastal Financial Services Corp. ("Intercoastal") for an aggregate gross proceeds of approximately $3,000,000 (the "IFSC Financing"). In connection with the private placement, the Company issued a) 500,000 four-month warrants to the purchasers of the shares exercisable at $14.875 per share, b) 129,450 three-year warrants to such purchasers exercisable at $7.4375 per share which are redeemable at the price of $0.75 per share decreasing to $0.50 in July 2000 and thereafter by $0.05 per month until such redemption price reaches $0.25 per share, c) 36,246 warrants exercisable for three years at $5.80 per share to Josephthal & Company d) and 2,000,000 callable warrants which were cancelled in July 2000.

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

Part II.   OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds


     In April 2000, the Company sold 517,800 of its shares at $5.80 per share to four institutional investors in a private placement arranged by Josephthal & Company and Intercoastal Financial Services Corp. ("Intercoastal") for an aggregate gross proceeds of approximately $3,000,000 (the "IFSC Financing"). In connection with the private placement, the Company issued a) 500,000 four-month warrants to the purchasers of the shares exercisable at $14.875 per share, b) 129,450 three-year warrants to such purchasers exercisable at $7.4375 per share which are redeemable at the price of $0.75 per share decreasing to $0.50 in July 2000 and thereafter by $0.05 per month until such redemption price reaches $0.25 per share, c) 36,246 warrants exercisable for three years at $5.80 per share to Josephthal & Company d) and 2,000,000 callable warrants which were cancelled in July 2000.

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


Item 6. Exhibits and Reports on Form 8-K

EXHIBITS

Exhibit No.    Description of document
-----------    -----------------------

  10(49) Bridge Loan Note by Virtual Communities, Inc. in favor of Aspen International dated June 26, 2000, as filed with the Commission as Exhibit 10(49) to Virtual Communities, Inc.'s Form 10-QSB filed on August 15, 2000, is incorporated by reference.

  10(50) Conversion of Promissory Note Letter by Aspen International, Ltd. dated August 2, 2000, as filed with the Commission as Exhibit 10(50) to Virtual Communities, Inc.'s Form 10-QSB filed on August 15, 2000, is incorporated by reference.

  10(51) Termination Agreement and Mutual Release by and between Intercoastal Financial Services Corp. and Virtual Communities, Inc. dated July 28, 2000, as filed with the Commission as Exhibit 10(51) to Virtual Communities, Inc.'s Form 10-QSB filed on August 15, 2000, is incorporated by reference.

  27 Financial Data Schedule, as filed with the Commission as Exhibit 27 to Virtual Communities, Inc.'s Form 10-QSB filed on August 15, 2000, is incorporated by reference.

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

                                                    VIRTUAL COMMUNITIES, INC.


Date: August 18, 2000                               by: /s/ Avi Moskowitz
                                                ------------------------------
                                                    Avi Moskowitz, President
                                                 (Principal Executive Officer)

Date: August 18, 2000                               by: /s/ Arthur Dubroff
                                                ------------------------------
                                                        Arthur Dubroff, CFO
                                                 (Principal Financial Officer)

                            VIRTUAL COMMUNITIES, INC.

                         CONDENSED INTERIM CONSOLIDATED
                              FINANCIAL STATEMENTS
                               as of June 30, 2000
                               -------------------
                                (In U.S. dollars)
                                   (Unaudited)

                            VIRTUAL COMMUNITIES, INC.


               CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000


                                    Contents
                                    --------


                                                                           Page
                                                                         -------

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheet                                             F-2

  Consolidated Statements of Operations                                  F-3

  Consolidated Statements of Shareholders' Deficiency                    F-4

  Consolidated Statements of Cash Flows                                  F-5

  Notes to the Consolidated Financial Statements                         F-6-11

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


