Form 10QSB
period 2000-09-30
VIRTUAL COMMUNITIES INC/DE/
filed 2000-11-20
CIK 1028718

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                  -------------

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                  -------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

State the number of shares outstanding of each of the issuer's common equity as of September 30, 2000: 17,118,456 shares of Common Stock, $.01 par value.

                                      INDEX

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed Balance Sheets - September 30, 2000........................

           Condensed Statements of Operations - Nine Months ended
                     September 30, 2000 and 1999................................

           Condensed Statements of Cash Flows - Nine Months ended
                     September 30, 2000 and 1999................................

           Notes to Financial Statements........................................

Item 2.    Management's Discussion and Analysis
           Of Financial Condition and Results of Operations.....................

Part II.   OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds............................

Item 5.    Other Information....................................................

Item 6.    Exhibits and Reports.................................................

SIGNATURES......................................................................

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

Overview

Virtual Communities, Inc. (the "Company") is a developer of content management and Web publishing software and a publisher of ethnic communities targeted to ethnic communities. Through its proprietary Community Management Solution (CMS), the Company has also designed and developed for third parties web-based communities CMS provides a one-stop solution for creating an online community that contains all the web tools required for managing content, conducting e-commerce and attracting and retaining online visitors.

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

      Based upon its experience in designing and developing online communities, from Q3 1999 until recently the Company offered its Community Management Solution ("CMS") Web site design and development services to third parties on a fee for services basis. The Company sold four CMS Systems VCI also publishes proprietary online communities: virtualjerusalem.com, virtualholyland.com, virtualireland.com, www.virtualitaly.com and virtualindia.com, which were developed by the Company between 1996 and 1999 and are designed to create a comprehensive Web environment targeted to specific demographic profiles.

In July 2000, the Company implemented a restructuring of its business activities to focus primarily on developing and marketing software for Web development and site management. In line with this new strategy, the Company announced its intention to sell its online communities. It also restructured its Internet technologies division to focus on further development of Cortext software. As a result of this restructuring, the Company reduced its editorial staff located in its New York and Jerusalem offices by 50%.

      As a result of the Company's inability since November 2000 to secure additional financing, the Company has been unable to meet its outstanding financial obligations and payables and those of its subsidiaries, including salaries and benefits to employees. As a result it has curtailed its operations, terminated almost all of its remaining employees in its New York City offices and the majority of the remaining employees at its Israeli operating facility. It has also ceased operating payments to Cortext Ltd., a majority owned software developer in Israel. The Company is currently engaged in attempting to sell its assets, including its online communities and Cortra Site Studio software. Management is also exploring the possibility of selling the Company to a party that will assume the Company's liabilities.

      In connection with the restructuring of its operations the Company established a VCIX 2000 Corporate Reorganization Severance Plan (the "Plan"), effective as of July 24, 2000. The Plan was established to offer eligible employees of the Company who suffer an involuntary termination of employment, as a result of the restructuring, the option to elect to receive severance pay and additional benefits. The Plan is intended to constitute an "employee welfare benefit plan" under Section 3(1) of the Employee Retirement Income Security Act of 1974, as amended.

      In connection with the restructuring, the Company also enacted a Retention Plan to retain members of the editorial staff of the communities for the purpose of ensuring that the communities continue to be operated in an effective manner until such time as the Company sells them or until such time as operations are terminated.

Since November 2000, the Company has been unable to secure additional financing and as a result, it has been unable to meet its outstanding financial obligations and payables and those obligations of its VCIL Israeli operating subsidiary. In an effort to reduce losses, it has curtailed its operations, terminated almost all of its employees in its New York City offices and the majority of employees at its Israeli operating facility. It has also ceased operating payments to Cortext Ltd., a majority owned software developer in Israel. The Company is currently engaged in attempting to sell its assets, including its online communities and Cortra Site Studio software. The Company has received offers for one of its online communities but there is no assurance that it will reach agreement for the sale of the same nor whether proceeds of the same will have a significant impact on the Company's and its VCIL subsidiary's outstanding liabilities. Management, together with its secured lenders, is also exploring the possibility of negotiating the sale of the Company to a party that will assume the Company's liabilities. There is no assurance that the Company will be successful in selling its assets or finding a buyer prepared to assume such liabilities, and if not, the Company may be required to cease operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Historical Results of Operations

Historical Comparison of Nine Months Ended September 30, 2000 and 1999

Revenues

      Total revenues for the nine months ended September 30, 1999 and September 31, 2000 were $96,000 and 922,000, respectively. Revenues during the first nine months of 1999 were generated primarily from our Online Communities and are reflected in Discontinued Operations. CMS Services revenues commenced in the third quarter of 1999. For the nine months ended September 30, 2000, all revenues were generated from CMS Services. VCI entered into four CMS agreements.

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

Cost of Revenues

      Cost of revenues consists primarily of salaries of the CMS and CSS support teams and licensing fees for software licensed by the Company for use in the CMS system. Costs of Revenues for the nine months ended September 30, 1999 and September 30, 2000 were $104,000 and $1,654,000, respectively, as we entered the CMS and CSS business toward the end of the third quarter of 1999..

Research and Development

      During the nine months ended September 30, 2000, the Company recorded $1,542,000 in research and development expenses in conjunction with the Company's development of CSS for use by the Company as the central component of its CMS system and in licensing to third parties. No Research and Development expenses were incurred during the nine months ended September 30, 1999.

Selling and Marketing

      Selling and marketing expenses consist of salaries, travel expenses for sales and marketing staff and marketing expenses incurred in promoting CMS Services and CSS. Selling and Marketing expenses incurred during the nine months ended September 30, 1999 and September 30, 2000, respectively, amounted to $51,000 and $1,191,000, as the CMS sales activities were initiated toward the end of the third quarter 1999.

General and Administrative

      General and administrative expenses consist primarily of salaries and legal and professional services. In addition, our rent, utilities and administrative employee benefits are included in general and administrative expenses. General and administrative expenses amounted to $1,176,000 and $2,468,000 for the nine months ended September 30, 1999 and 2000, respectively. This increase was primarily due to increased hiring of personnel; expansion of office space; and, increased use of support services related to the expansion of CMS operations and CSS development. In addition, legal fees increased significantly for work related to special projects, new contract formation and the acquisition of the Cortext subsidiary in February 2000.

Discontinued Operations

      We recently announced our intention to sell the Online Communities. Thus, from the second quarter 2000, financial results reflect the Online Communities as Discontinued Operations. The financial results of all prior periods have been restated accordingly. Losses from Discontinued Operations were $3,475,000 and $1,240,000 for the nine months ended September 30, 2000 and 1999, respectively. The reported losses include revenues of $571000 and $500,000 for the nine months ended September 30, 2000 and 1999, respectively. The overall increase in reported losses reflects a significant expansion in the scope of the Online Communities. Four of the five communities were completely redesigned and relaunched during the first half of 2000. Increased personnel costs were incurred as the sites added functionality and features. Marketing expenses also expanded significantly during early 2000 to coincide with the launch of the new, expanded sites, resulting in a significant increase in registered users and traffic to the Online Communities. The loss from Discontinued Operations for the ninemonths ended September30, 2000 also reflects the severance and retention costs associated with the restructuring.

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

      In July 2000, the Company entered into a follow-on financing agreement with several institutional investors in the IFSC Financing. Pursuant to the financing agreement, the Company sold2,010 shares of Series C preferred stock in twotranches. The first tranche, consisting of the conversion of the $1,000,000 loan made in June 2000 by one of the IFSC Financing investors, and $500,000 in cash from a second investor, closed on July 28, 2000. The second tranche of $500,000 derived from two additional institutional investors closed on August 8, 2000. The preferred stock is convertible for a period of three years into shares of common stock at conversion prices as defined in the agreement. The Company also issued to the IFSC investors three-year warrants exercisable into common stock at $2.25 per share.

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

      From August through October 2000, the Company borrowed an aggregate of $1,745,000 from an unaffiliated institutional investor. The short term loan, which was converted into a Secure Loan in November 2000, was evidenced by a Promissory Note in such amount. The loan earned interest at the rate of 12% per annum and was secured by shares of the Company held by Roth Trust pursuant to an Amended and Restated Guaranty Agreement and an Amended Pledge Agreement entered into between the lender and Roth Trust.

      In November 2000, the Company entered into a Secured Convertible Notes Purchase Agreement with lenders of an aggregate of $1,745,000 in loans made to the Company between August and October 2000. The secured loan is for three years, bears interest at a rate of 10% per annum and is secured by all of the shares of Cortext Ltd. held by the Company, which currently represents 60% of the outstanding shares of Cortext Ltd. The secured loan is convertible at any time at the option of the lenders into common stock of the Company at the lesser of a) a fixed conversion rate which is between 110% and 120% of the closing bid price of the common stock on the date of the closing and a floating conversion rate which is 90% of the average closing bid price of the common stock for 20 days prior to the conversion of the loan. The Company may prepay the loan by paying a prepayment penalty of 10% to 20% depending on the date of prepayment; however, the lenders have five days to convert the loan upon the Company's notice to them of its intent to prepay the secured loan.

      In connection with the secured loan the Company entered into a Registration Rights Agreement with the lenders whereby it agreed to register 200% of the shares convertible from the loan with the Securities and Exchange Commission pursuant to a registration statement to be filed within 45 days from the closing date and which must be effective within 120 days from the filing of the same, the absence of which would constitute an event of default under the agreement. The Company is also required to obtain shareholder approval of the secured loan and failure to secure their approval constitutes an event of default under the terms of the Promissory Note. Other events of default include the Cortext stock held by the lender as security representing less than 51% of the issued and outstanding shares of Cortext; the Company's delisting from NASDAQ or OTC Bulletin Board and the default by the Company or Cortext of over $25,000 of indebtedness aside from trade payables. The Company has three to seven business days to cure an event of default.

      Upon the closing of the secured loan, a promissory note and an Amended and Restated Pledge Agreement and Amended and Restated Guaranty Agreement entered into between the lenders and Roth Trust, a shareholder of the Company which secured the promissory note with shares held by Roth Trust, were cancelled by the lender.

      In connection with the secured loan, the Company entered into a Release and Amendment Agreement with purchasers of Series C Convertible Preferred Stock of the Company who acquired such securities in July and August 2000 and a Release Agreement with Intercoastal Financial

Securities Corporation, which acted as the placement agent in connection with the sale of such securities releasing the purchasers and Intercoastal from any potential claims by the Company in connection with the Series C offering. In addition, the Series C shareholders waived any payments by the Company due as a penalty resulting from its failure to register the shares of common stock convertible from the Series C Preferred Stock provided that the same is done within 30 days from the date of the Release and the Company obtains effectiveness of such registration statement within 60 days of filing such registration statement.

      The Company maintains an operating line of credit with Investec Clali Bank in the amount of $560,000. As of September 30, 2000, the amount outstanding on this line of credit totaled $555,000. Investec Clali Bank has also provided us with a $58,000 guarantee for three months rent on the leaseholds occupied by Virtual Communities Israel, Ltd.

      In July 1999, we entered into a five-year lease for approximately 5,000 square feet of office space in New York City for a rental fee of approximately $22,500 per quarter. In October 1999, we exercised our option to lease an additional 5,000 square feet of office space in the same building, which we subsequently returned to the landlord as of September,. In June 1999, Virtual Communities Israel, Ltd., ("VCIL"), one of our Israeli subsidiaries, entered into a three-year lease for approximately 10,000 square feet of office space in Jerusalem for approximately $39,000 in quarterly leasehold costs which payments commenced in December 1999. In January, March and June 2000, VCIL exercised options for additional space for which the quarterly leasehold costs are approximately $29,000 per quarter As of October 15, 2000 the Company has subleased this additional space for $51,000 per quarter. In addition, the lessor of the Jerusalem premises is contributing $354,000 in build out costs that VCIL is obligated to repay over the course of the lease term, of which $293,000 was the outstanding balance as of September 31, 2000. In January 1999, VCIL entered into a three-year lease for approximately 3,800 square feet of office space in Jerusalem which it vacated upon our move to new premises in August 1999 and which it intends to sublet. Although VCIL believes that it will be able to sublet such space, our management cannot assure you that it will be successful in doing so, and in the event such space cannot be sublet, we would be obligated to pay approximately $15,000 in quarterly leasehold fees in addition to the lease costs for our new premises until December 2001.

      Given our recently announced change in strategic direction to focus on the licensing of CSS technology, we anticipate that future capital expenditure levels will be significantly less than previous expenditure levels.

      Since November 2000, the Company has been unable to secure additional financing and as a result, it has been unable to meet its outstanding financial obligations and payables and those obligations of its VCIL Israeli operating subsidiary. In an effort to reduce losses, it has curtailed its operations, terminated almost all of its employees in its New York City offices and the majority of employees at its Israeli operating facility. It has also ceased operating payments to Cortext Ltd., a majority owned software developer in Israel. The Company is currently engaged in attempting to sell its assets, including its online communities and Cortra Site Studio software. The Company has received offers for one of its online communities but there is no assurance that it will reach agreement for the sale of the same nor whether proceeds of the same will have a significant impact on the Company's and its VCIL subsidiary's outstanding liabilities. Management, together with its secured lenders, is also exploring the possibility of negotiating the sale of the Company to a party that will assume the Company's liabilities.

      The Company is currently evaluating the value of its tangible and intangible assets, which might result in a write down of assets in the subsequent quarter.

      There is no assurance that the Company will be successful in selling its assets or finding a buyer prepared to assume such liabilities, and if not, the Company may be required to cease operations.These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's auditors issued a qualified opinion in connection with the Financial Statements as of December 31, 1999, and have advised management that if circumstances do not improve, a qualified opinion would be issued for the current year as well.

Legal Proceedings

      On April 14, 2000, a Complaint was filed against VCI in the Supreme Court of the State of New York, County of New York, by six investors in VCI who acquired Series B Preferred Stock of VCI pursuant to a private placement of VCI's securities in August 1999 prior to its merger with, and into a wholly-owned subsidiary of Heuristic Development Group, Inc. on October 29, 1999 (the "Merger"). The plaintiffs claim that they are entitled to additional shares of VCI Common Stock as a result of a provision in the Private Placement Memorandum, pursuant to which they acquired their securities in VCI, providing for a reset of the conversion price of the plaintiffs' Series B Preferred Shares into Common Stock of VCI. In the event the Plaintiffs are successful in this action they would be entitled to approximately 52,320 shares of Common Stock and Series B Preferred Shareholders as a group would be entitled to approximately 175,000 additional shares of Common Stock of the Company. The Company filed a motion to dismiss the action, which was denied by the Court in October 2000. The Company continues to believe that the complaint is without merit and intends to vigorously defend such action.

In August 2000, a complaint was filed in the Civil Court of the City of New York against the Company by a placement agency claiming referral fees for the placement of three employees in the Company's New York City offices who were subsequently terminated by the Company. The Company intends to defend such action.

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

Part II.   OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

In November 2000, the Company converted Promissory Note made by the Company from August through October 2000 in favor of Gilston Corporation aggregating $1,745,000 into a three-year loan bearing interest at the rate of 10% per annum and secured by the Company's 60% interest in Cortext Ltd. The loan is convertible at any time at the option of the lenders into common stock of the Company at the lesser of a) a fixed conversion rate which is equal to 110% to 120% of the closing bid price of the Common Stock on the date of the Closing and
b) a floating conversion rate which is equal to 90% of the average closing bid price of the common stock for the 20 days prior to the conversion. Pursuant to the loan the Company is obligated to register the shares convertible from the loan for resale pursuant to a registration statement which must be filed within 45 days from the date of the loan and which registration statement must be effective within 120 days from the filing thereof. The Company is entitled to prepay the loan upon payment of a prepayment penalty equal to 10% to 20% of the loan principal provided the lenders do not choose to convert the loan upon the Company's notice to them of the Company's election to prepay the loan.

Item 5. Other Information

In November 2000, as a result of its inability to secure new financing following the completion of the Secured Loan, the Company significantly curtailed its operations and effectuated a layoff of almost all of the Company's employees in its New York City office and most of the employees at the Company's VCIL software development subsidiary in Jerusalem. The Company is attempting to raise funds to satisfy its obligations by selling certain of its assets, including its online communities and its Cortra Site Studio software. The Company may be obliged to cease operations if immediate financing cannot be obtained. There can be no assurance that the Company will be successful in obtaining such financing.

In addition, in November 2000, non-executive directors David Morris, Peter Jacobs and Allan Dalfen resigned from the Company's Board of Directors. The Company's current remaining director is Avi Moskowitz, the Company's President and CEO.

Item 6. Exhibits and Reports on Form 8-K

EXHIBITS

Exhibit No.       Description of document
-----------       -----------------------

10(52) Secured Convertible Notes Purchase Agreement by and among Virtual Communities, Inc. and Gilston Corporation and Acqua Wellington Value Fund dated November 3, 2000.

10(53) Registration Rights Agreement by and among Virtual Communities, Inc. and Gilston Corporation and Acqua Wellington Value Fund dated November 3, 2000.

10(54) Pledge Agreement by and among Virtual Communities, Inc. and Gilston Corporation and Acqua Wellington Value Fund dated November 3, 2000.

10(55) Secured Convertible Notes issued by Virtual Communities, Inc. to Gilston Corporation and Acqua Wellington Value Fund dated November 3, 2000.

10(56) Release and Amendment Agreement by and between Virtual Communities, Inc. and Purchasers of the Series C Convertible Preferred Stock dated November 3, 2000.

10(57) Release Agreement by and among Virtual Communities, Inc. and Intercoastal Financial Services Corporation dated November 6, 2000.

REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   VIRTUAL COMMUNITIES, INC.


Date: November 20, 2000                               by: /s/ Avi Moskowitz
                                                ------------------------------
                                                    Avi Moskowitz, President
                                                 (Principal Executive Officer)


Date: November 20, 2000                            by: /s/ Arthur Dubroff
                                                ------------------------------
                                                    Arthur Dubroff, CFO
                                                 (Principal Financial Officer)

                            VIRTUAL COMMUNITIES, INC.

                         CONDENSED INTERIM CONSOLIDATED
                              FINANCIAL STATEMENTS
                            as of September 30, 2000
                                (In U.S. dollars)
                                   (Unaudited)

                            VIRTUAL COMMUNITIES, INC.

               CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000

                                    Contents

                                                                Page
                                                                ----
CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheet                                     2

  Consolidated Statements of Operations                          3

  Consolidated Statements of Shareholders' Deficiency            4

  Consolidated Statements of Cash Flows                          5

  Notes to the Consolidated Financial Statements               6 - 11

                                  # # # # # # #

                            VIRTUAL COMMUNITIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (U.S. Dollars in thousands except per share data)

                                                                           September 30
                                                                               2000
                                                                            -----------
                                                                            (Unaudited)
                                                                            -----------
ASSETS
Current Assets
  Cash and cash equivalents                                                  $    430
  Trade receivables                                                                16
  Other receivables                                                                55
  Assets of discontinued operations                                               224
                                                                             --------
         Total current assets                                                     725

Property and Equipment, net of depreciation and amortization of $ 632           1,878

Severance Pay Deposits                                                            168

Other assets                                                                    1,170
                                                                             --------
         Total assets                                                        $  3,941
                                                                             ========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities
  Short-term bank borrowings and current maturities of long-term loan        $    683
  Payables and accrued expenses                                                 3,488
                                                                             --------
         Total current liabilities                                              4,171
                                                                             --------

Long-Term Liabilities
  Convertible Loan                                                              1,271
  Long-term loan                                                                  266
  Accrued severance pay                                                           532
                                                                             --------
         Total long-term liabilities                                            2,069
                                                                             --------

         Total liabilities                                                      6,240
                                                                             --------

Minority Interest                                                                 103
                                                                             --------

Shareholders' Deficiency
  Share capital
    Shares of $0. 01 par value                                                     --
      Preferred stock of $0.01 par value
       Authorized - 5,000,000 shares; none issued and outstanding
       Series C authorized -5,750 shares; issued and outstanding -2,010 shares
      Common stock of $0.01 par value
       Authorized - 45,000,000 shares; issued and outstanding -
       16,985,443 shares                                                          171
  Additional paid-in capital                                                   16,991
  Accumulated deficit                                                         (19,414)
                                                                             --------
                                                                               (2,252)
  Treasury stock 149,900 shares at cost                                          (150)
                                                                             --------
         Total shareholders' deficiency                                        (2,402)
                                                                             --------
         Total liabilities and shareholders' deficiency                      $  3,941
                                                                             ========

    The accompanying notes form an integral part of the financial statements.

                            VIRTUAL COMMUNITIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (U.S. Dollars in thousands except share and per share data )

                                                 For the three                  For the nine
                                                 months ended                   months ended
                                                 September 30                   September 30
                                          ---------------------------    ---------------------------
                                              2000            1999           2000            1999
                                          ------------    -----------    ------------    -----------
                                                  (Unaudited)                    (Unaudited)
                                          ---------------------------    ---------------------------
REVENUES                                  $        295    $        96    $        922    $        96
                                          ------------    -----------    ------------    -----------

COST AND EXPENSES

  Cost of revenues                                 338            104           1,654            104

  Research and development                         877             --           1,542             --

  Selling and marketing expenses                   464             51           1,191             51

  General and administrative expenses              666            371           2,468          1,176

  Expenses of merger                                --            188              --            429
                                          ------------    -----------    ------------    -----------
       Total operating costs and
         expenses                                2,345            714           6,855          1,760
                                          ------------    -----------    ------------    -----------

       Operating loss                           (2,050)          (618)         (5,933)        (1,664)

Financing expenses, net                            (67)           (16)           (151)           (74)

Capital loss                                       (62)            --             (62)            --

Minority interest in loss of subsidiary             72             --             191             --
                                          ------------    -----------    ------------    -----------
       Loss from continuing operations          (2,107)          (634)         (5,955)        (1,738)

Discontinued operations                            756            505           3,475          1,240
                                          ------------    -----------    ------------    -----------
       Net loss                           $     (2,863)   $    (1,139)   $     (9,430)   $    (2,978)
                                          ============    ===========    ============    ===========

Dividend related to convertible
  preferred stock                               (1,128)            --          (1,128)            --
                                          ============    ===========    ============    ===========
Net loss attributable to ordinary
  shareholders                                  (3,991)        (1,139)        (10,558)        (2,978)
                                          ============    ===========    ============    ===========
NET LOSS PER SHARE, BASIC
  AND DILUTED:
    Continuing operations                        (0.19)         (0.07)          (0.43)         (0.20)
    Discontinued operations                      (0.04)         (0.06)          (0.22)         (0.15)
                                          ------------    -----------    ------------    -----------
       Net loss per share                        (0.23)         (0.13)          (0.65)         (0.35)
                                          ============    ===========    ============    ===========
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING, BASIC AND
  DILUTED                                   17,078,594      8,538,276      16,355,417      8,523,409
                                          ============    ===========    ============    ===========

    The accompanying notes form an integral part of the financial statements.

                            VIRTUAL COMMUNITIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                           IN SHAREHOLDERS' DEFICIENCY
                  (U.S. Dollars in thousands except share data)
                                  (Unaudited )

                              Series C
                           Preferred stock            Common stock
                       -----------------------   -----------------------    Additional  Accumulated    Treasury       Total
                         Shares       Amount       Shares       Amount        paid-in     deficit       stock
                                                                              capital
                       ----------   ----------   ----------   ----------   ----------   ----------    ----------    ----------
Balance as of
  January 1, 2000              --           --   14,630,224   $      146   $    8,336   $   (8,856)   $     (150)   $     (524)

Common stock issued            --           --    1,499,664           14        5,120           --            --         5,134

Common stock issued
  upon exercise of
  warrants and
  options                      --           --      690,896            8          317           --            --            25

Common stock issued
  upon conversion of
  loans                        --           --      297,672            3          147           --            --           150

Series C preferred
  stock issued              2,010           --           --           --        1,943           --            --         1,943

Dividend related to
  convertible
  preferred stock              --           --           --           --        1,128       (1,128)           --            --

Net loss                       --           --           --           --           --       (9,430)           --        (9,430)
                       ----------   ----------   ----------   ----------   ----------   ----------    ----------    ----------
Balance as of
  September 30, 2000
  (unaudited)               2,010   $       --   17,118,456   $      171   $   16,991   $  (19,414)   $     (150)   $   (2,402)
                       ==========   ==========   ==========   ==========   ==========   ==========    ==========    ==========

    The accompanying notes form an integral part of the financial statements.

                            VIRTUAL COMMUNITIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (U.S. Dollars in thousands )

                                                               For the nine months ended
                                                                     September 30
                                                               -------------------------
                                                                  2000           1999
                                                               ----------    -----------
                                                                      (Unaudited)
                                                               -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                         (9,430)   (2,978)
  Adjustments to reconcile net loss to net cash used in
    operating activities (see below)                                2,748       811
                                                                   ------    ------
      Net cash used in operating activities                        (6,682)   (2,167)
                                                                   ------    ------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                         (1,382)     (513)
  Investment in other assets                                         (540)       --
  Investment in subsidiary                                             23        --
                                                                   ------    ------
      Net cash used in investing activities                        (1,899)     (513)
                                                                   ------    ------

CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term bank borrowing, net                                      (49)      295
  Receipt of shareholders' loans                                       --       150
  Repayment of shareholders' loans                                   (181)     (200)
  Receipt of long-term loan                                            99       250
  Receipt (repayment) of convertible loans                          1,271       (75)
  Issuance of common stock                                          5,459       148
  Issuance of preferred stock                                       1,943     1,640
                                                                   ------    ------
      Net cash provided by financing activities                     8,542     2,208
                                                                   ------    ------

DECREASE IN CASH AND CASH EQUIVALENTS                                 (39)     (472)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                 469       574
                                                                   ------    ------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                       430       102
                                                                   ======    ======

ADJUSTMENT TO RECONCILE NET LOSS TO NET
  CASH USED IN OPERATING ACTIVITIES:
    Items not involving operating cash flows:
      Depreciation                                                    656       108
      Capital loss                                                    182        --
      Accrued severance pay, net                                       72        37
      Minority interest in loss of subsidiary                        (191)       --
    Changes in operating assets and liabilities
      Increase in receivables                                         (21)     (170)
      Decrease in other receivables                                   218        --
      Increase in payable and accrued expenses                      1,832       836
                                                                   ------    ------
                                                                    2,748       811
                                                                   ======    ======
PURCHASE OF SUBSIDIARY
  Fair value of assets acquired                                      (318)       --
  Liabilities assumed and minority interest                           341
                                                                   ------    ------
                                                                       23        --
                                                                   ======    ======
NONCASH TRANSACTIONS
  Issuance of preferred stock, Series A upon conversion of loans       --       500
                                                                   ======    ======
  Investment in other assets on credit                                 93        --
                                                                   ======    ======
  Issuance of common stock upon conversion of loans                   150        --
                                                                   ======    ======
  Dividend on convertible preferred stock                           1,128        --
                                                                   ======    ======

    The accompanying notes form an integral part of the financial statements.

                            VIRTUAL COMMUNITIES, INC.

                   NOTES TO THE CONDENSED INTERIM CONSOLIDATED
                              FINANCIAL STATEMENTS
                           (U.S. dollars in thousands)
                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles relating to the provision of interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and notes for the year ended December 31, 1999.

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

      The transaction was accounted for as a purchase. The purchase method of accounting allocates the aggregate purchase price to the assets acquired and liabilities assumed based upon their respective fair values. The excess of the purchase price over the fair value of assets and liabilities acquired of approximately $456 was allocated to intellectual property, of which the unamortized portion of $398 is included in other assets.

                            VIRTUAL COMMUNITIES, INC.

                   NOTES TO THE CONDENSED INTERIM CONSOLIDATED
                          FINANCIAL STATEMENTS (Cont.)
                           (U.S. dollars in thousands)
                                   (Unaudited)

Note 2 - ACQUISITION OF CORTEXT LTD. (Cont.)

      In July 2000, VCI entered into an Amendment to the SPA whereby it agreed to fund further development of Cortext's Object Server software included in VCI's Cortra Site Studio software. VCI agreed to make payments totaling $600 according to pre-defined delivery dates from July through December 2000 for certain added functionality of the software and in consideration for the issuance of approximately 3.5% additional equity in Cortext. In addition, in July 2000, VCI entered into an agreement with the two founders of Cortext Ltd. who are the CEO and CTO of Cortext, respectively, to acquire an additional 20% of the outstanding equity of Cortext from such individuals in consideration of an aggregate $900 payable to them between August and December 2000. No payments have been made by VCI to date.

Note 3 - CONVERTIBLE LOAN

      During the third quarter the Company borrowed $1,271 from Gilston Corp. Subsequent to balance sheet date, the Company borrowed an additional $474. The loans bear interest at the rate of 12% per annum. The loans and interest thereon are due on November 16, 2000 but may be converted at the option of the lender into securities of the Company assuming the completion of a proposed financing by the Company. If the closing for such financing does not occur the Company shall issue, warrants exercisable into 100,000 shares of common stock at an exercise price equal to 100% of the closing bid price of the common stock.

      Subsequent to balance sheet date, the Company entered into a Secured Convertible Notes Purchase Agreement which replace the above loan agreement. The secured loan is for three years, bears interest at a rate of 10% per annum and is secured by all of the shares of Cortext Ltd. held by the Company, which currently represents 60% of the outstanding shares of Cortext Ltd. The secured loan is convertible at any time at the option of the lenders into common stock of the Company at the lesser of a fixed conversion rate which is between 110% and 120% of the closing bid price of the common stock on the date of the closing and a floating conversion rate which is 90% of the average closing bid price of the common stock for 20 days prior to the conversion of the loan. The Company may prepay the loan by paying a prepayments penalty of 10% to 20% depending on the date of prepayment; however, the lenders have five days to convert the loan upon the Company's notice to them of its intent to prepay the secured loan.

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

      B. In January and March 2000, the Company's Israel subsidiary, Virtual Communities Israel Ltd. ("VCIL") exercised options for additional space in the Jerusalem Technology Park, Israel, which serves primarily as the Company's software development, programming and communities design center. Total leasehold costs for the new space are approximately $165 per year. Subsequent to balance sheet date the Company sublet this space for a period of nine months to an unaffiliated party.

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

                            VIRTUAL COMMUNITIES, INC.

                   NOTES TO THE CONDENSED INTERIM CONSOLIDATED
                          FINANCIAL STATEMENTS (Cont.)
                           (U.S. dollars in thousands)
                                   (Unaudited)

Note 5 - SHARE CAPITAL (Cont.)

      B. During the period, warrants exercisable into 457,616 shares of common stock were converted.

      C. During the second quarter of 2000, the Company issued 517,800 shares of common stock at $5.80 per share to four institutional investors in a private placement arranged by Josephthal & Company and Intercoastal Financial Services Corp. ("Intercoastal") for an aggregate gross proceeds of approximately $3,000 (the "IFSC Financing"). In connection with the private placement, the Company issued a) 500,000 four-month warrants to the purchasers of the shares exercisable at $14.875 per share, b) 129,450 three-year warrants to such purchasers exercisable at $7.4375 per share c) 36,246 warrants exercisable for three years at $5.80 per share to Josephthal & Company and d) 2,000,000 one year callable warrants exercisable at a price ranging from $18.00 to $27.00 per share which were cancelled in July 2000.

      D. During the second quarter, a short-term loan in the amount of $150 was converted into 297,672 shares of common stock.

      E. In July 2000, the Company entered into a follow-on financing agreement with several institutional investors in the IFSC Financing. Pursuant to the financing agreement, the Company sold 2,010 shares of Series C preferred stock in two tranches through August 31, 2000. The first tranche, consisted of the conversion of the $1,000 loan made in June 2000 by one of the IFSC Financing investors and $500 in cash from a second investor. A second tranche of $500 from two investor closed on August 8, 2000. The Series C preferred stock is convertible for a period of three years into shares of common stock at conversion prices as defined in the agreement. The Company also issued to the IFSC investors up to 977,777 three-year warrants exercisable into common stock at $2.25 per share.

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

                            VIRTUAL COMMUNITIES, INC.

                   NOTES TO THE CONDENSED INTERIM CONSOLIDATED
                          FINANCIAL STATEMENTS (Cont.)
                           (U.S. dollars in thousands)
                                   (Unaudited)

Note 5 - SHARE CAPITAL (Cont.)

      E.    (Cont.)

            The Company has recorded a preferred stock dividend of $1,128 representing the value of the beneficial conversion feature on the issuance of the Series C convertible preferred stock in July 2000. The beneficial conversion feature was calculated at the issuance date based on 10% discount on the closing bid price of the common stock on the date of the closing.

      F. During the period, 1,759,600 stock options were granted under VCI Stock Option Plans, 233,280 options were exercised into shares of common stock and 1,114,933 options were forfeited. Subsequent to balance sheet date additional 195,892 options were forfeited.

      G.    Increase in the Number of Authorized ISOP Shares.

            In March 2000, the Board of Directors approved the increase in the authorized number of shares under the HDG 1999 Stock Option Plan by 500,000 for a total of 1,500,000 shares. In September 2000 the shareholders of the Company ratified an increase of 1,000,000 authorized shares under the plan for a total of 2,000,000 shares, including the 500,000 approved by the Directors in March 2000.

Note 6 - DISCONTINUED OPERATION

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

Note 6 - DISCONTINUED OPERATION (Cont.)

      Accordingly, the online communities division has been accounted for as a discontinued operation. The accompanying financial statements have been restated to separately report the assets and operating results of these discontinued operations. The loss from discontinued operations includes estimated termination costs of approximately $365.

      In connection with the restructuring and the discontinue of the online communities division, the Company established a VCIX 2000 Corporate Reorganization Severance Plan (the "Severance Plan"), effective as of July 24, 2000. The Plan was established to offer eligible employees of the Company who suffer an involuntary termination of employment as a result of the restructuring, the option to elect to receive severance pay and additional benefits. The Plan is intended to constitute an "employee welfare benefit plan" under Section 3(1) of the Employee Retirement Income Security Act of 1974, as amended.

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

Note 7 - SUBSEQUENT EVENTS

            In November 2000, as a result of its inability to secure new financing following the completion of the Secured Loan (see Note 3), the Company significantly curtailed its operations and effectuated a layoff of almost all of the Company's employees in its New York City office and most of the employees at the Company's VCIL software development subsidiary in Jerusalem. In addition, the Company has been unable to meet its current outstanding financial obligations and payables and has ceased operating payments to Cortext Ltd. The Company is attempting to raise funds to satisfy its obligations by selling its assets, including its online communities and its Cortra Site Studio software. Management is also exploring the possibility of selling the Company to a party that will assume the

                            VIRTUAL COMMUNITIES, INC.

                   NOTES TO THE CONDENSED INTERIM CONSOLIDATED
                          FINANCIAL STATEMENTS (Cont.)
                           (U.S. dollars in thousands)
                                   (Unaudited)

      Company's liabilities. The Company may be obliged to cease operations if immediate financing cannot be obtained.

      In addition, in November 2000, non-executive directors David Morris, Peter Jacobs and Allan Dalfen resigned from the Company's Board of Directors.

                                   # # # # # #