Form 10-Q/A
period 2000-09-30
VIRTUAL COMMUNITIES INC/DE/
filed 2000-11-21
CIK 1028718

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

                                      INDEX

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed Balance Sheets - September 30, 2000.....................  5

           Condensed Statements of Operations - Nine Months ended
                     September 30, 2000 and 1999.............................  6

           Condensed Statements of Cash Flows - Nine Months ended
                     September 30, 2000 and 1999.............................  8

           Notes to Financial Statements.....................................  9

Item 2.    Management's Discussion and Analysis
           Of Financial Condition and Results of Operations.................. 15

Part II.   OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds......................... 23

Item 5.    Other Information................................................. 23

Item 6.    Exhibits and Reports.............................................. 23

SIGNATURES................................................................... 24

Part 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

                            VIRTUAL COMMUNITIES, INC.

                         CONDENSED INTERIM CONSOLIDATED
                              FINANCIAL STATEMENTS
                            as of September 30, 2000
                                (In U.S. dollars)
                                   (Unaudited)

                            VIRTUAL COMMUNITIES, INC.

               CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000

                                    Contents

                                                                Page
                                                                ----
CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheet                                     5

  Consolidated Statements of Operations                          6

  Consolidated Statements of Shareholders' Deficiency            7

  Consolidated Statements of Cash Flows                          8

  Notes to the Consolidated Financial Statements               8 - 14

                                  # # # # # # #

                            VIRTUAL COMMUNITIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (U.S. Dollars in thousands except per share data)

                                                                           September 30
                                                                               2000
                                                                            -----------
                                                                            (Unaudited)
                                                                            -----------
ASSETS
Current Assets
  Cash and cash equivalents                                                  $    430
  Trade receivables                                                                16
  Other receivables                                                                55
  Assets of discontinued operations                                               224
                                                                             --------
         Total current assets                                                     725

Property and Equipment, net of depreciation and amortization of $ 632           1,878

Severance Pay Deposits                                                            168

Other assets                                                                    1,170
                                                                             --------
         Total assets                                                        $  3,941
                                                                             ========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities
  Short-term bank borrowings and current maturities of long-term loan        $    683
  Payables and accrued expenses                                                 3,488
                                                                             --------
         Total current liabilities                                              4,171
                                                                             --------

Long-Term Liabilities
  Convertible Loan                                                              1,271
  Long-term loan                                                                  266
  Accrued severance pay                                                           532
                                                                             --------
         Total long-term liabilities                                            2,069
                                                                             --------

         Total liabilities                                                      6,240
                                                                             --------

Minority Interest                                                                 103
                                                                             --------

Shareholders' Deficiency
  Share capital
    Shares of $0. 01 par value                                                     --
      Preferred stock of $0.01 par value
       Authorized - 5,000,000 shares; none issued and outstanding
       Series C authorized -5,750 shares; issued and outstanding -2,010 shares     --
      Common stock of $0.01 par value
       Authorized - 45,000,000 shares; issued and outstanding -
       16,985,443 shares                                                          171
  Additional paid-in capital                                                   16,991
  Accumulated deficit                                                         (19,414)
                                                                             --------
                                                                               (2,252)
  Treasury stock 149,900 shares at cost                                          (150)
                                                                             --------
         Total shareholders' deficiency                                        (2,402)
                                                                             --------
         Total liabilities and shareholders' deficiency                      $  3,941
                                                                             ========

    The accompanying notes form an integral part of the financial statements.

                            VIRTUAL COMMUNITIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (U.S. Dollars in thousands except share and per share data )

                                                 For the three                  For the nine
                                                 months ended                   months ended
                                                 September 30                   September 30
                                          ---------------------------    ---------------------------
                                              2000            1999           2000            1999
                                          ------------    -----------    ------------    -----------
                                                  (Unaudited)                    (Unaudited)
                                          ---------------------------    ---------------------------
REVENUES                                  $        295    $        96    $        922    $        96
                                          ------------    -----------    ------------    -----------

COST AND EXPENSES

  Cost of revenues                                 338            104           1,654            104

  Research and development                         877             --           1,542             --

  Selling and marketing expenses                   464             51           1,191             51

  General and administrative expenses              666            371           2,468          1,176

  Expenses of merger                                --            188              --            429
                                          ------------    -----------    ------------    -----------
       Total operating costs and
         expenses                                2,345            714           6,855          1,760
                                          ------------    -----------    ------------    -----------

       Operating loss                           (2,050)          (618)         (5,933)        (1,664)

Financing expenses, net                            (67)           (16)           (151)           (74)

Capital loss                                       (62)            --             (62)            --

Minority interest in loss of subsidiary             72             --             191             --
                                          ------------    -----------    ------------    -----------
       Loss from continuing operations          (2,107)          (634)         (5,955)        (1,738)

Loss from discontinued operations                  756            505           3,475          1,240
                                          ------------    -----------    ------------    -----------
       Net loss                                 (2,863)        (1,139)         (9,430)        (2,978)
                                          ============    ===========    ============    ===========

Dividend related to convertible
  preferred stock                               (1,128)            --          (1,128)            --
                                          ============    ===========    ============    ===========
Net loss attributable to common
  shareholders                            $     (3,991)   $    (1,139)   $    (10,558)   $    (2,978)
                                          ============    ===========    ============    ===========
NET LOSS PER SHARE, BASIC
  AND DILUTED:
    Continuing operations                        (0.19)         (0.07)          (0.43)         (0.20)
    Discontinued operations                      (0.04)         (0.06)          (0.22)         (0.15)
                                          ------------    -----------    ------------    -----------
       Net loss per share                       $(0.23)        $(0.13)         $(0.65)        $(0.35)
                                          ============    ===========    ============    ===========
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING, BASIC AND
  DILUTED                                   17,078,594      8,538,276      16,355,417      8,523,409
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

                            VIRTUAL COMMUNITIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                           IN SHAREHOLDERS' DEFICIENCY
                  (U.S. Dollars in thousands except share data)
                                  (Unaudited )

                              Series C
                           Preferred stock            Common stock
                       -----------------------   -----------------------    Additional  Accumulated    Treasury       Total
                         Shares       Amount       Shares       Amount        paid-in     deficit       stock
                                                                              capital
                       ----------   ----------   ----------   ----------   ----------   ----------    ----------    ----------
Balance as of
  January 1, 2000              --           --   14,630,224   $      146   $    8,336   $   (8,856)   $     (150)   $     (524)

Common stock issued            --           --    1,499,664           14        5,120           --            --         5,134

Common stock issued
  upon exercise of
  warrants and
  options                      --           --      690,896            8          317           --            --           325

Common stock issued
  upon conversion of
  loans                        --           --      297,672            3          147           --            --           150

Series C preferred
  stock issued, net         2,010           --           --           --        1,943           --            --         1,943

Dividend related to
  convertible
  preferred stock              --           --           --           --        1,128       (1,128)           --            --

Net loss                       --           --           --           --           --       (9,430)           --        (9,430)
                       ----------   ----------   ----------   ----------   ----------   ----------    ----------    ----------
Balance as of
  September 30, 2000
  (unaudited)               2,010   $       --   17,118,456   $      171   $   16,991   $  (19,414)   $     (150)   $   (2,402)
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

      The Company incurred substantial losses to date and anticipates that it will continue to incur losses. In November 2000, as a result of its inability to secure new financing following the completion of the Secured Loan (see Note 3), the Company significantly curtailed its operations and effectuated a layoff of almost all of the Company's employees in its New York City office and most of the employees at the Company's VCIL software development subsidiary in Jerusalem. In addition, the Company has been unable to meet its current outstanding financial obligations and payables and has ceased operating payments to Cortext Ltd. The Company is attempting to raise funds to satisfy its obligations by selling its assets, including its online communities and its Cortra Site Studio software. Management is also exploring the possibility of selling the Company to a party that will assume the Company's liabilities.

      The Company may be obliged to cease operations if immediate financing cannot be obtained. There can be no assurance that the Company will sell these assets or obtain the financing necessary for its operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

      E. In July 2000, the Company entered into a follow-on financing agreement with several institutional investors in the IFSC Financing. Pursuant to the financing agreement, the Company sold 2,010 shares of Series C preferred stock in two tranches through August 31, 2000 for an aggregate of $2,010. The first tranche, consisted of the conversion of the $1,000 loan made in June 2000 by one of the IFSC Financing investors and $500 in cash from a second investor. A second tranche of $500 from two investor closed on August 8, 2000. The Series C preferred stock is convertible for a period of three years into shares of common stock at conversion prices as defined in the agreement. The Company also issued to the IFSC investors up to 977,777 three-year warrants exercisable into common stock at $2.25 per share.

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

Historical Results of Operations

Historical Comparison of Nine Months Ended September 30, 2000 and 1999

Revenues

      Total revenues for the nine months ended September 30, 1999 and September 31, 2000 were $96,000 and $922,000, respectively. Revenues during the first nine months of 1999 were generated primarily from our Online Communities and are reflected in Discontinued Operations. CMS Services revenues commenced in the third quarter of 1999. For the nine months ended September 30, 2000, all revenues were generated from CMS Services. VCI entered into four CMS agreements.

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

Discontinued Operations

      We recently announced our intention to sell the Online Communities. Thus, from the second quarter 2000, financial results reflect the Online Communities as Discontinued Operations. The financial results of all prior periods have been restated accordingly. Losses from Discontinued Operations were $3,475,000 and $1,240,000 for the nine months ended September 30, 2000 and 1999, respectively. The reported losses include revenues of $571,000 and $500,000 for the nine months ended September 30, 2000 and 1999, respectively. The overall increase in reported losses reflects a significant expansion in the scope of the Online Communities. Four of the five communities were completely redesigned and relaunched during the first half of 2000. Increased personnel costs were incurred as the sites added functionality and features. Marketing expenses also expanded significantly during early 2000 to coincide with the launch of the new, expanded sites, resulting in a significant increase in registered users and traffic to the Online Communities. The loss from Discontinued Operations for the ninemonths ended September30, 2000 also reflects the severance and retention costs associated with the restructuring.

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